Form 10-Q
period 1995-03-31
PROPERTY RESOURCES FUND VI
filed 1995-05-12
CIK 702313

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995
                               -----------------------

                                  OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE CHANGE ACT OF 1934

For the transition period from__________________ to _______________________



Commission file number        2-77330
                      -----------------------------------------------------

                    Property Resources Fund VI
- - - - ---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            California                              94-2838890
- - - - ---------------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


            P. O. Box 7777,        San Mateo, California   94403-7777
- - - - ---------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (415) 312-2000


                               N/A
- - - - ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Limited Partnership Units Outstanding as of March 31, 1995:  21,585

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                                                  (Unaudited)              (Audited)

                                                                      1995                    1994
                                                                      ----                    ----
ASSETS
Rental property:
  Land                                                            $ 2,239,000             $ 2,239,000
  Land improvements                                                   748,000                 748,000
  Buildings and improvements                                        7,124,000               7,124,000
  Furnishings and equipment                                           960,000                 951,000
- - - - ----------------------------------------------------- ------------------------ -----------------------
                                                                   11,071,000              11,062,000
  Less: accumulated
   depreciation                                                     3,912,000               3,841,000
- - - - ----------------------------------------------------- ------------------------ -----------------------
                                                                    7,159,000               7,221,000

Cash and cash equivalents                                             161,000                 131,000
Note receivable                                                       440,000                 493,000
Other assets                                                          105,000                 115,000
- - - - ----------------------------------------------------- ------------------------ -----------------------
    Total assets                                                  $ 7,865,000             $ 7,960,000
===================================================== ======================== =======================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Notes payable                                                     $ 5,537,000              $5,639,000
Note payable to affiliate                                           1,721,000               1,724,000
Due to General Partner                                                713,000                 805,000
Accrued interest due to
  General Partner                                                     452,000                 435,000
Tenants' deposits and other
  liabilities                                                         169,000                 246,000
- - - - ----------------------------------------------------- ------------------------ -----------------------
    Total liabilities                                               8,592,000               8,849,000
- - - - ----------------------------------------------------- ------------------------ -----------------------
Partners' capital (deficit):
 Limited partners, 21,585
   units issued and
   outstanding                                                      (234,000)               (396,000)
General Partner                                                     (493,000)               (493,000)
- - - - ----------------------------------------------------- ------------------------ -----------------------
    Total partners' capital        (deficit)                        (727,000)               (889,000)
- - - - ----------------------------------------------------- ------------------------ -----------------------
    Total liabilities and
      partners' capital
     (deficit)                                                    $ 7,865,000             $ 7,960,000
===================================================== ======================== =======================

                       See notes to financial statements.

                          Item 1. Financial Statements
                                   (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)



                                                                            1995                 1994
                                                                            ----                 ----
Revenue:

  Rent                                                                  $599,000             $568,000
  Interest                                                                10,000               12,000
- - - - ----------------------------------------------------------- --------------------- --------------------
    Total revenue                                                        609,000              580,000
- - - - ----------------------------------------------------------- --------------------- --------------------

Expenses:

  Interest                                                                     -              152,000
  Depreciation and amortization                                           74,000               83,000
  Operating                                                              264,000              284,000
  Related party                                                           99,000               92,000
  General and administrative                                              10,000               23,000
- - - - ----------------------------------------------------------- --------------------- --------------------
    Total expenses                                                       447,000              634,000
- - - - ----------------------------------------------------------- --------------------- --------------------
Net income  (loss)                                                      $162,000            $(54,000)
=========================================================== ===================== ====================
Net income  (loss) allocable to
  limited partners                                                       154,000            $(51,000)
=========================================================== ===================== ====================
Net income (loss) allocable to
  General Partner                                                       $  8,000            $ (3,000)
=========================================================== ===================== ====================
Net income (loss) per $500
  limited partnership unit-
  based on 21,585 units
  outstanding                                                            $  7.51            $  (2.36)
=========================================================== ===================== ====================



                       See notes to financial statements.

                          Item 1. Financial Statements
                                   (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995
                                   (Unaudited)




                                           Limited Partners
                                                                                   General
                                        Units               Amount                 Partner                 Total
                               ----------------- --------------------- ------------------------ ---------------------
Balance, beginning of period             21,585            $(388,000)               $(501,000)            $(889,000)

Net  Income                                   -               154,000                    8,000               162,000
- - - - ------------------------------------------------ --------------------- ------------------------ ---------------------

Balance, end of period                   21,585            $(234,000)               $(493,000)            $(727,000)
================================================ ===================== ======================== =====================





                       See notes to financial statements.

                          Item 1. Financial Statements
                                   (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

                                                                                      1995                    1994
                                                                                      ----                    ----
Cash flows from operating activities:

Net income (loss)                                                                    $ 162,000               $(54,000)
- - - - ----------------------------------------------------------------------------------------------- -----------------------

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                        74,000                  83,000
   Amortization of capitalized interest on debt restructuring                                -                 (69,000)
   Increase in accrued interest                                                         17,000                  70,000
   Decrease in other assets                                                              7,000                  20,000
   Decrease in tenants' deposits and  other liabilities                                (77,000)                (86,000)
- - - - ----------------------------------------------------------------------------------------------- -----------------------
Total adjustments                                                                       21,000                  18,000
- - - - ----------------------------------------------------------------------------------------------- -----------------------
Net cash provided by (used in) operating activities                                    183,000                 (36,000)
- - - - ----------------------------------------------------------------------------------------------- -----------------------
Cash flow from investing activities:
  Improvements to rental property                                                       (9,000)                 (8,000)
- - - - ----------------------------------------------------------------------------------------------- -----------------------
Net cash used in investing activities                                                   (9,000)                 (8,000)
- - - - ----------------------------------------------------------------------------------------------- -----------------------
Cash flows from financing activities:
   Principal payments on notes payable                                                (105,000)                (11,000)
   Principal received on note receivable                                                53,000                  50,000
   Principal payments to General Partner                                               (92,000)                      -
- - - - ----------------------------------------------------------------------------------------------- -----------------------

Net cash provided by (used in)  financing activities                                  (144,000)                 39,000
- - - - ----------------------------------------------------------------------------------------------- -----------------------

Net increase (decrease) in cash and cash equivalents                                    30,000                  (5,000)

Cash and cash equivalents, beginning of  period                                        131,000                 116,000
- - - - ----------------------------------------------------------------------------------------------- -----------------------

Cash and cash equivalents end of period                                               $161,000                $111,000
=============================================================================================== =======================


                       See notes to financial statements.

                          Item 1. Financial Statements
                                   (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Partnership's financial statements for the year ended December 31, 1994.

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the three month period ended March 31, 1995, the Partnership made or accrued the following payments to the General Partner or affiliates:


Property management fees, charged to related
  party expense                                           $26,000

Reimbursement of data processing expenses,
  charged to related party expense                         11,000

Interest on advances from the General
  Partner, based on the prime rate, charged
  to related party expense expense                         17,000

Interest on Promissory note, collateralized
  by the property Clearlake Village
  Apartments,charged to related
  party expense                                            45,000
                                              --------------------

                                                          $99,000
                                              ====================

NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of March 31, 1995, the outstanding balance of the note was $440,000.






                          Item 1. Financial Statements
                                   (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995

NOTE 4 - Grouse Run Apartments

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of March 31, 1995, the amended note's face value principal balance was $3,869,000.

The amended note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

NOTE 5- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three month period ended March 31, 1995, the Partnership paid interest on the note payable to affiliate of $45,000.

                         PART I - FINANCIAL INFORMATION
                         Item 2. Management's Discussion
                       and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994

Net income for the quarter ended March 31, 1995 amounted to $162,000, an increase of $216,000 as compared to net loss of $54,000 in 1994. The increase is due to the following factors: an increase in rental revenue of $31,000; a decrease in interest and dividends of $2,000; a decrease in interest expense of $152,000; a decrease in depreciation and amortization of $9,000; a decrease in operating expenses of $20,000; an increase in related party of $7,000, and a decrease in general and administrative expense of $13,000.

Rental revenue from the Partnership's properties amounted to $599,000 and $568,000 for the quarter ended March 31, 1995 and 1994, respectively. The increase in rental revenue of $31,000 for the quarter ended March 31, 1995 when compared to the same period in 1994 is attributable to an increase in the average occupancy rate at Clearlake Village Apartments and Space Savers One & Three. For the quarter ended March 31, 1995 and 1994 the average occupancy rate at Clearlake Village Apartments was 92% and 86% and at Space Savers One and Three it was 93% and 90%, respectively.

Interest revenue decreased $2,000, due to the reduced balance of the note receivable.

Total expenses decreased by $187,000, or 29%, from $634,000 in 1994 to $447,000. The decrease in total expenses is attributable to the following factors: a decrease in interest expense of $152,000, or 100%; a decrease in depreciation and amortization of $9,000, or 11%; a decrease in operating expenses of $20,000, or 7%; an increase in related party expense of $7,000, or 8%; and a decrease in general and administrative expense of $13,000, or 57%.

Interest expense decreased $152,000, due to the sale of Space Savers One and Three in June, 1994 and to the amended Grouse Run note payable in October, 1994. The amended Grouse Run note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

Depreciation and amortization expense decreased $9,000, as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Operating expenses decreased $20,000, as a result of a decrease in payroll, property taxes and extraordinary expenses.

Liquidity and Capital Resources

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of March 31, 1995, the Partnership had two operating properties: Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

                         PART I - FINANCIAL INFORMATION

                         Item 2. Management's Discussion
                       and Analysis of Financial Condition
                            and Results of Operations



Liquidity and Capital Resources (Continued)

As of March 31, 1995, cash and cash equivalents totaled $161,000. As of March 31, 1995, the General Partner had advanced $713,000 plus accrued interest of $452,000 to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

The Partnership presently believes that funds available from improved operations and from its note receivable due in 1999 will permit it to repay advances owed to the General Partner. The Partnership also believes that the present trend toward improved operations at its properties will permit it to repay the Grouse Run note payable due in 1999 either from the sale of a property or a loan refinancing.

Impact of Inflation
The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.

                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports an Form 8-K


(a)  Not applicable

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           PROPERTY RESOURCES FUND VI

                              By: /s/ David P. Goss
                             Chief Executive Officer



                               Date: May 12, 1995