Form 10-Q
period 1995-06-30
PROPERTY RESOURCES FUND VI
filed 1995-08-11
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                       to

Commission file number        2-77330

                           Property Resources Fund VI
             (Exact name of registrant as specified in its charter)

   California
(State or other jurisdiction of incorporation or organization)
 94-2838890
(I.R.S. Employer Identification No.)

     P. O. Box 7777,        San Mateo, California              94403-7777
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (415) 312-2000

                                    N/A
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Limited Partnership Units Outstanding as of June 30, 1995:  21,585


                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                               (Dollars in 000's)


                                                      (Unaudited)      (Audited)


                                                           1995           1994
                                                           ----           ----

                                     ASSETS
Rental property:
  Land                                                   $ 2,239       $ 2,239
  Land improvements                                          748           748
  Buildings and improvements                               7,145         7,124
  Furnishings and equipment                                  976           951
                                                          11,108        11,062

  Less: accumulated depreciation                           3,983         3,841
                                                           7,125         7,221

Cash and cash equivalents                                    238           131
Note receivable                                              427           493
Other assets                                                  44           115

    Total assets                                         $ 7,834       $ 7,960


                           LIABILITIES AND PARTNERS' CAPITAL
                                        (DEFICIT)

Notes payable                                            $ 5,435        $5,639
Note payable to affiliate                                  1,718         1,724
Due to General Partner                                       644           805
Accrued interest due to General Partner                      467           435
Tenants' deposits and other liabilities                      162           246

    Total liabilities                                      8,426         8,849

Partners' capital (deficit):
Limited partners, 21,585 units issued and
outstanding                                                (106)         (388)
General Partner                                            (486)         (501)

    Total partners' capital (deficit)                      (592)         (889)

    Total liabilities and partners' capital
     (deficit)                                           $ 7,834       $ 7,960

                         See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                                 1995       1994
Revenue:

  Rent                                                    $569       $571
  Interest                                                  12         12
  Other                                                      -         30

    Total revenue                                          581        613


Expenses:

  Interest                                                   -        139
  Depreciation and amortization                             74         80
  Operating                                                273        280
  Related party                                             94         95
  General and administrative                                 5          8

    Total expenses                                         446        602

Net income                                                $135       $ 11

Net income  allocable to limited partners                $ 128       $ 10


Net income  allocable to General Partner                  $  7       $  1


Net  income per $500 limited partnership unit-
  based on 21,585 units outstanding                    $  5.93  $     .46





                      See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                       1995        1994
Revenue:

  Rent                                                   $1,168      $1,139
  Interest                                                   22          24
  Other                                                       -          30

    Total revenue                                         1,190       1,193

Expenses:

  Interest                                                    -         291
  Depreciation and amortization                             148         163
  Operating                                                 537         564
  Related party                                             193         187
  General and administrative                                 15          31

    Total expenses                                          893       1,236

Net income  (loss)                                       $  297       $(43)

Net income  (loss) allocable to limited partners         $  282       $(41)


Net income (loss) allocable to General Partner            $  15       $ (2)


Net  income  (loss)  per $500  limited  partnership
unit-
  based on 21,585 units outstanding                     $ 13.06   $  (1.90)





                      See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                 FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995
                                  (Unaudited)


                               (Dollars in 000's)





                                     Limited Partners



                                                           General
                                    Units      Amount      Partner          Total
Balance, beginning of period         21,585       $(388)      $(501)       $(889)

Net  Income                               -          282          15          297

Balance, end of period               21,585       $(106)      $(486)       $(592)




















                      See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                               (Dollars in 000's)


                                                         1995         1994
Cash flows from operating activities:

Net income (loss)                                          $297        $(43)


Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                            148          163
   Amortization of capitalized interest on debt
     restructuring                                            -        (139)
   Increase in accrued interest                              32          144
   Decrease in other assets                                  65           24
   Decrease in tenants' deposits and other
     liabilities                                           (84)         (46)

Total adjustments                                           161          146

Net cash provided by operating activities                   458          103

Cash flow from investing activities:
  Improvements to rental property                          (46)         (18)
  Proceeds from sale of rental property                       -          265
  Principal received on note receivable                      66           50

Net cash provided by investing activities                    20          297

Cash flows from financing activities:
   Principal payments on notes payable                    (210)         (21)
   Principal payments to General Partner                  (161)            -

Net cash used in financing activities                     (371)         (21)

Net increase in cash and cash equivalents                   107          379

Cash and cash equivalents, beginning of period              131          116

Cash and cash equivalents, end of period                   $238         $495




                      See notes to financial statements.





                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the six month period ended June 30, 1995, the Partnership made or accrued the following payments to the General Partner or affiliates:

Property management fees, charged to related party expense    $48,000

Reimbursement of data processing expenses, charged to
  related party expense                                        22,000

Interest on advances from the General Partner, based on the
  prime rate, charged to related party expense                 33,000

Interest on Promissory note, collateralized by Interest on advances from the General Partner, based on the prime rate, charged to related party the property Clearlake Village Apartments, charged to related party expense 90,000

                                                             $193,000


NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of June 30, 1995, the outstanding balance of the note was $427,000.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995

NOTE 4 - Grouse Run Apartments

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of June 30, 1995, the amended note's face value principal balance was $3,862,000.

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

NOTE 5- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six month period ended June 30, 1995, the Partnership paid interest on the note payable to affiliate of $90,000.

                         PART I - FINANCIAL INFORMATION
                        Item 2. Management's Discussion
                      and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Comparison of the six month periods ended June 30, 1995 and 1994

Net income for the six month period ended June 30, 1995 amounted to $297,000, an increase of $340,000 as compared to net loss of $43,000 in 1994. The increase is due to the following factors: an increase in rental revenue of $29,000; a decrease in interest and dividends of $2,000; a decrease in other revenue of $30,000; a decrease in interest expense of $291,000; a decrease in depreciation and amortization of $15,000; a decrease in operating expenses of $27,000; an increase in related party of $6,000, and a decrease in general and administrative expense of $16,000.

Rental revenue from the Partnership's properties amounted to $1,168,000 and $1,139,000 for the six month periods ended June 30, 1995 and 1994, respectively. The increase in rental revenue of $29,000 for the six month period ended June 30, 1995 when compared to the same period in 1994 is attributable to an increase in the average occupancy rate at Clearlake Village Apartments. For the six month periods ended June 30, 1995 and 1994 the average occupancy rate at Clearlake Village Apartments was 94% and 89%, respectively.

Interest revenue decreased $2,000, due to the reduced balance of the note receivable.

Other revenue decreased $30,000, due to the sale of Space Savers One and Three in June, 1994.

Total expenses decreased by $343,000, or 28%, from $1,236,000 in 1994 to $893,000. The decrease in total expenses is attributable to the following factors: a decrease in interest expense of $291,000, or 100%; a decrease in depreciation and amortization of $15,000, or 9%; a decrease in operating expenses of $27,000, or 5%; an increase in related party expense of $6,000, or 3%; and a decrease in general and administrative expense of $16,000, or 52%.

Interest expense decreased $291,000, due to the sale of Space Savers One and Three in June, 1994 and to the amended Grouse Run note payable in October, 1994. The amended Grouse Run note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

Depreciation and amortization expense decreased $15,000, as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Operating expenses decreased $27,000, as a result of a decrease in property taxes, payroll and utility expenses.

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

As of June 30, 1995, the Partnership had two operating properties: Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

As of June 30, 1995, cash and cash equivalents totaled $238,000. As of June 30, 1995, the General Partner had advanced, $644,000 plus accrued interest of $467,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

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

                          PART II - OTHER INFORMATION

                   Item 6. Exhibits and Reports an Form 8-K


(a)    Not applicable

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      PROPERTY RESOURCES FUND VI



                                                          By:  /S/ David P. Goss
                                                                   David P. Goss
                                                         Chief Executive Officer


                                                       Date:     August 12, 1995