Form 10-Q
period 1995-09-30
PROPERTY RESOURCES FUND VI
filed 1995-11-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                 TO
                              -----------------  --------------------


Commission file number 2-77330


                           PROPERTY RESOURCES FUND VI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     CALIFORNIA                                                  94-2838890
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

P. O. BOX 7777, SAN MATEO, CALIFORNIA                        94403-7777
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (415) 312-2000
                                                  ------------------------------



                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                          ------   ------

Limited Partnership Units Outstanding as of September 30, 1995:  21,585

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                   ----------------------------------------

                               (Dollars in 000's)

                                                          (Unaudited)  (Audited)
                                                              1995       1994
                                                              ----       ----
                                    ASSETS
                                    ------
Rental property:
  Land                                                       $ 2,239   $ 2,239
  Land improvements                                              748       748
  Buildings and improvements                                   7,168     7,124
  Furnishings and equipment                                      997       951
--------------------------------------------------------------------------------
                                                              11,152    11,062

  Less: accumulated depreciation                               4,055     3,841
--------------------------------------------------------------------------------
                                                               7,097     7,221

Cash and cash equivalents                                        232       131
Note receivable                                                  408       493
Other assets                                                      33       115
--------------------------------------------------------------------------------
    Total assets                                             $ 7,770   $ 7,960
================================================================================

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

Notes payable                                                $ 5,333   $ 5,639
Note payable to affiliate                                      1,714     1,724
Due to General Partner                                           575       805
Accrued interest due to General Partner                          481       435
Tenants' deposits and other liabilities                          191       246
--------------------------------------------------------------------------------
    Total liabilities                                          8,294     8,849
--------------------------------------------------------------------------------
Partners' capital (deficit):
Limited partners, 21,585 units issued
 and outstanding                                                (41)     (388)
General Partner                                                (483)     (501)
--------------------------------------------------------------------------------
    Total partners' capital (deficit)                          (524)     (889)
--------------------------------------------------------------------------------
    Total liabilities and partners' capital (deficit)        $ 7,770   $ 7,960
================================================================================
                         See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
         -------------------------------------------------------------
                                  (Unaudited)

                 (Dollars in 000's except per share amounts)

                                                          1995      1994
                                                          ----      ----
Revenue:

  Rent                                                    $479      $613
  Interest and dividends                                     9        15
  Other                                                      -         -
--------------------------------------------------------------------------------
    Total revenue                                          488       628
--------------------------------------------------------------------------------

Expenses:

  Interest                                                   -       107
  Depreciation and amortization                             72        72
  Operating                                                254       304
  Related party                                             94        96
  General and administrative                                 -         2
--------------------------------------------------------------------------------
    Total expenses                                         420       581
--------------------------------------------------------------------------------
Net income                                                $ 68      $ 47
================================================================================

Net income  allocable to limited partners                 $ 65      $ 45
================================================================================
Net income  allocable to General Partner                  $  3      $  2
================================================================================

Net  income per $500 limited partnership unit-
  based on 21,585 units outstanding                     $ 3.01    $ 2.08
================================================================================





                      See notes to financial statements.



                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
          ------------------------------------------------------------
                                  (Unaudited)

                 (Dollars in 000's except per share amounts)

                                                         1995        1994
                                                         ----        ----
Revenue:

  Rent                                                  $1,647      $1,752
  Interest and dividends                                    31          39
  Other                                                      -          30
--------------------------------------------------------------------------------
    Total revenue                                        1,678       1,821
--------------------------------------------------------------------------------
Expenses:

  Interest                                                   -         398
  Depreciation and amortization                            220         235
  Operating                                                791         868
  Related party                                            287         283
  General and administrative                                15          33
--------------------------------------------------------------------------------
    Total expenses                                       1,313       1,817
--------------------------------------------------------------------------------
Net income                                              $  365       $   4
================================================================================

Net income allocable to limited partners                 $ 347         $ 4
================================================================================
Net income allocable to General Partner                   $ 18           -
================================================================================

Net income per $500 limited partnership unit-
  based on 21,585 units outstanding                    $ 16.08      $  .19
================================================================================





                      See notes to financial statements.


                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
              --------------------------------------------------
                                  (Unaudited)


                               (Dollars in 000's)





                                      LIMITED PARTNERS
                                      ----------------


                                                          General
                                    Units      Amount     Partner         Total
                                  ----------------------------------------------

Balance, beginning of period         21,585       $(388)      $(501)     $(889)

Net  Income                              -          347          18        365
--------------------------------------------------------------------------------
Balance, end of period               21,585        $(41)      $(483)     $(524)
================================================================================




















                      See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
          ------------------------------------------------------------
                                  (Unaudited)

                               (Dollars in 000's)

                                                              1995      1994
                                                              ----      ----
Cash flows from operating activities:

Net income                                                    $365        $4
--------------------------------------------------------------------------------


Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                               220       235
   Amortization of capitalized interest on debt
     restructuring                                               -      (210)
   Increase in accrued interest                                 46       220
   Increase (decrease) in other assets                          76      (696)
   Increase (decrease) in tenants' deposits
     and other liabilities                                     (55)        1
--------------------------------------------------------------------------------
Total adjustments                                              287      (450)
--------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                                        652      (446)
--------------------------------------------------------------------------------
Cash flow from investing activities:
  Improvements to rental property                             (90)      (48)
  Proceeds from sale of rental property                          -       265
  Principal received on note receivable                         85        50
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            (5)       267
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on notes payable                       (316)      (32)
   Principal payments to General Partner                     (230)         -
   Advances from General Partner                                 -       140
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (546)       108
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           101      (71)

Cash and cash equivalents, beginning of period                 131       116
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $232      $ 45
================================================================================




                      See notes to financial statements.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                 ----------------------------------------------


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

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the nine month period ended September 30, 1995, the Partnership made or accrued the following payments to the General Partner or affiliates:

    Property management fees, charged to related
      party expense                                           $72,000

    Reimbursement of data processing expenses,
      charged to related party expense                         33,000

    Interest on advances from the General Partner,
      based on the prime rate, charged to related party
      expense                                                  47,000

    Interest on Promissory note, collateralized by
      the property Clearlake Village Apartments,
      charged to related party expense                        135,000
                                                            -----------
                                                             $287,000
                                                            ===========


NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of September 30, 1995, the outstanding balance of the note was $408,000.

                          Item 1. Financial Statements
                                  (continued)

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                     --------------------------------------

NOTE 4 - GROUSE RUN APARTMENTS

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of September 30, 1995, the amended note's face value principal balance was $3,854,000.

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

NOTE 5- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1995, the Partnership paid interest on the note payable to affiliate in the amount of $135,000.


                         PART I - FINANCIAL INFORMATION
                        Item 2. Management's Discussion
                      and Analysis of Financial Condition
                           AND RESULTS OF OPERATIONS
                    ----------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine month period ended September 30, 1995 amounted to $365,000, an increase of $361,000 as compared to net income of $4,000 in 1994. The increase is due to the following factors: a decrease in rental revenue of $105,000; a decrease in interest and dividends of $8,000; a decrease in other revenue of $30,000; a decrease in interest expense of $398,000; a decrease in depreciation and amortization of $15,000; a decrease in operating expenses of $77,000; an increase in related party of $4,000, and a decrease in general and administrative expense of $18,000.

Rental revenue from the Partnership's properties amounted to $1,647,000 and $1,752,000 for the nine month periods ended September 30, 1995 and 1994, respectively. The decrease in rental revenue of $105,000 for the nine month period ended September 30, 1995 when compared to the same period in 1994 is due to the end of the leaseback period of Space Savers One and Three on June 6, 1995.

Interest revenue decreased $8,000, due to the reduced balance of the note receivable.

Other revenue decreased $30,000, as a result of the sale of Space Savers One and Three in June, 1994.

Total expenses decreased by $504,000, or 28%, from $1,817,000 in 1994 to $1,313,000. The decrease in total expenses is attributable to the following factors: a decrease in interest expense of $398,000, or 100%; a decrease in depreciation and amortization of $15,000, or 6%; a decrease in operating expenses of $77,000, or 9%; an increase in related party expense of $4,000, or 1%; and a decrease in general and administrative expense of $18,000, or 56%.

Interest expense decreased $398,000, due to the sale of Space Savers One and Three in June, 1994 and to the amended Grouse Run note payable in October, 1994. The amended Grouse Run note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

Depreciation and amortization expense decreased $15,000, as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Operating expenses decreased $77,000, as a result of the end of the leaseback period of Space Savers One and Three on June 6, 1995.

Related Party expense increased $4,000, as a result of an increase in the prime rate of interest charged on advances from the General Partner.

General and administrative expense decreased $18,000, due to a decrease in consulting and outside fees and services.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

                         PART I - FINANCIAL INFORMATION

                        Item 2. Management's Discussion
                      and Analysis of Financial Condition
                           AND RESULTS OF OPERATIONS
                    ---------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of September 30, 1995, the Partnership had two operating properties:
Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

As of September 30, 1995, cash and cash equivalents totaled $232,000. As of September 30, 1995, the General Partner had advanced, $575,000 plus accrued interest of $481,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

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

                          PART II - OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K
                   ----------------------------------------

(a)    Not applicable

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.



                                   SIGNATURE
                                   ---------


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


                                            Date: NOVEMBER 10, 1995