Form 10-K
period 1995-12-31
PROPERTY RESOURCES FUND VI
filed 1996-04-01
CIK 702313

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1995. Commission File No. 2-77330


                          PROPERTY RESOURCES FUND VI
            (Exact Name of Registrant as Specified in its Charter)

California                           942838890
- --------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification
incorporation or organization)       number)

P.O. Box 7777, San Mateo, CA         (415) 312-5824
94403-7777
- --------------------------------------------------------------------------
(Address of principal and executive  Registrant's telephone number,
Office)                              including Area Code


Securities registered pursuant to Section 12(b) of Act:*

Title of each class

Limited Partnership Interests
- -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes       X        No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part
III of this Form 10-K or any amendment to this Form 10-K.      X

No market for the shares currently exists and therefore a market value for the Units cannot be determined.

Limited Partnership Units outstanding at December 31, 1995:  21,585

Documents Incorporated by Reference: Portions of the Prospectus of Property Resources Fund VI dated July 12, 1982 (in Part III, Item 13) as filed with the Securities and Exchange Commission pursuant to Rule 424(b).


                                    PART 1
Item 1. Business

PROPERTY RESOURCES FUND VI (hereinafter referred to either as the "Partnership" or the "Registrant") is a limited partnership formed in May, 1982 under the Uniform Limited Partnership Act of the State of California. The General Partner is Property Resources, Inc., a California corporation, (the "General Partner") located at 1800 Gateway Drive, San Mateo, California 94404.

The Partnership was organized for the purpose of acquiring, improving, developing, operating and holding for investment, income-producing real properties from unaffiliated sellers. The Partnership intended to dispose of its properties approximately five to eight years after their acquisition and thereupon liquidate the Partnership. However, depressed real estate markets in the areas where the Partnership's properties are located have required the Partnership to extend its holding period in an effort to improve the opportunity of recovering some of the loss in value of the portfolio. There is no assurance that the Partnership will be successful in this regard.

As of December 31, 1995, the Partnership had acquired an interest in five real estate assets located in Houston, Texas; San Antonio, Texas; Oklahoma City, Oklahoma; Salt Lake City, Utah; and Campbell, California; as more particularly described in Item 2. Properties. The Partnership later sold the properties located in Salt Lake City, Utah; Campbell, California and San Antonio, Texas.

The real estate business is competitive, and the Partnership is in competition with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership.

The Partnership will be subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses and fixed costs may exceed property revenues; economic conditions may adversely change further in the markets where the Partnership owns property and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise, particularly in older structures; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in uninsured losses; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Partnership may occur.


Item 1. Business (Continued)

The Partnership's real estate investments in rental properties will be subject to the risk of the Partnership's inability to attract or retain tenants and a consequent decline in rental income.

While one of the Partnership's objectives is to generate cash flow, there can be no guarantee that the properties will generate sufficient revenue to cover operating expenses and meet any required payments on any debt obligations of the Partnership.

The opportunities for sale, and the profitability of any sale, of any particular property by the Partnership will be subject to the risk of adverse changes in real estate market conditions, which may vary depending upon the size, location and type of each property.

There may be shortages or increased costs of fuel, natural gas, water, or electric power, or allocations thereof by suppliers or governmental regulatory bodies in areas where the Partnership owns properties. In the event of such shortages, price increases or allocations may occur, and the operation of such properties may be adversely affected. It is also possible that legislation on the state or local level may be enacted which may include some form of rent control or changes in property tax assessments. There may be changes to federal, state or local regulations enacted relating to the protection of the environment.

The Partnership is unable to predict the extent, if any, to which such shortages, increased prices, legislation, regulations or allocations might occur and the degree to which the occurrence of such events might adversely affect the properties owned by the Partnership.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. The Company intends to continue this practice.


Item 1. Business (Continued)

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company is not aware of any hazardous substances on or in its properties and it has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with the environmental condition of any of its properties.

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, and has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its properties to determine whether the exterior and common area of such properties are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal.


Item 2. Properties

During its investment phase, the Partnership acquired four existing rental properties and completed construction of a fifth property. The property acquisitions were as follows: Clearlake Village Apartments (formerly Village South) in August, 1982; Waterbury Plaza office complex in December, 1982; Space Savers One and Space Savers Three mini-warehouses in April, 1983; and 1600 Dell Avenue office/warehouse in December, 1983. In July, 1984, the Partnership completed construction of a 244-unit apartment complex known as Grouse Run Apartments in Oklahoma City, Oklahoma. The investment phase of the Partnership is complete and the Partnership does not intend to purchase additional properties. On June 26, 1990, the Waterbury Plaza office complex was lost to foreclosure. On November 16, 1988, 1600 Dell Avenue was sold. On June 6, 1994, Space Savers One and Space Savers Three mini-warehouses were sold, but continued to be operated by the Company for one year after the sale per the terms of a lease-back agreement, as more fully described below.

The properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the General Partner, which performs the leasing, re-leasing and management related services for the properties.

The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. Clearlake Village Apartments and Grouse Run Apartments are subject to mortgages as more fully described in the notes to the financial statements included in Item 8. In the opinion of management, the level of insurance coverage is adequate for each property and within industry standards.

Clearlake Village Apartments

The Clearlake Village Apartments are located in the Clearlake City area of Houston, Harris County, Texas. The apartment complex was completed in the summer of 1976. Situated on a 5-acre site, the complex consists of 174 garden style apartments in 14 buildings. Apartment units include 24 two-bedroom, two-bath units of 850 square feet; 40 two-bedroom, one-bath units of 800 square feet; 70 one-bedroom, one-bath units of 670 square feet; and 40 efficiency units of 507 square feet. The property's total net rentable area is 119,580 square feet. As of December 31, 1995, monthly rental rates ranged from $335 to $525 and the occupancy was 92%. Amenities for residents include a 4,000 square foot clubhouse, as well as a swimming pool, laundry, and storage facilities. In 1995, an exercise room was added in the clubhouse.


Item 2. Properties (Continued)

Space Savers One and Space Savers Three

On June 6, 1994, the Partnership completed the sale of Space Savers One and Three to an unaffiliated buyer ("Buyer") for a cash purchase price of $1,800,000. In addition, for a period of one year after the close of escrow, the Partnership leased Space Savers One and Three back from the Buyer for a triple net rent of $1.00. The Partnership received net cash flow during the leaseback period of approximately $375,000. Net proceeds from the sale of Space Savers One and Three of $294,000 and net cash flow to be received during the leaseback, as described, were approximately $669,000. Sale proceeds available on October 1, 1994, were used as part of an $800,000 principal pay-down applied to the Grouse Run Apartments secured debt as described in the following section. Remaining sale proceeds were used to reduce the debt owed to the General Partner.

Grouse Run Apartments

On August 19, 1983, the Partnership entered into various agreements with Robertson Homes ("RH") a division of the Catwil Corporation. The agreements included a purchase/sale agreement, construction management agreement and an operating management agreement. Pursuant to these agreements, the Partnership acquired a 10-acre site in northwest Oklahoma City and began construction of the Grouse Run Apartments. The construction was completed in phases by RH pursuant to a fixed-price agreement with final completion occurring in July, 1984. The project consists of 31 two-story buildings with a total of 201,524 square feet of leasable area. There are 244 rental units as follows: 120 one-bedroom, one-bath units of 702 square feet, 44 two-bedroom, one-bath units of 871 square feet and 80 two-bedroom, two-bath units of 987 square feet. As of December 31, 1995, monthly rental rates ranged from $270 to $475 per unit and the occupancy was 92%.

A loan modification for the property was negotiated and executed by the lender and the Partnership on October 23, 1990. The effective date of the modification was January 1, 1990. The note had an outstanding principal balance of $5,893,000 which, pursuant to the modification, was segregated into two parts. Part A of the note had an original balance of $4,400,000 and accrued interest at a rate of 9.75% through the end of 1990. Thereafter, the interest rate increased to 10% through 1992. Beginning in 1993 and continuing in 1994 the interest rate increased to 10.5%. Principal and interest payments on this portion of the note are made monthly.


Item 2. Properties (Continued)

Grouse Run Apartments (Continued)

Part B of the note had an original balance of $1,493,000 and accrued interest at the rate of 10.5%. Accrued and unpaid interest on the Part B principal balance was compounded and added to principal monthly. Part B of the note was to be repaid only from 50% of net sale or net refinance proceeds.

On October 1, 1994, the Note Payable was amended. The Amendment replaced the terms of Part A and Part B with fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the Amendment. The Amended Note has a new principal balance of $3,884,000 and its maturity date has been extended to October 1, 1999. Monthly debt service on the Amended Note was reduced from $40,249 to $33,970.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Partnership is a party or which any of its properties is the subject, required to be reported hereunder. From time to time, the Partnership may be a party to ordinary routine litigation incidental to its business.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters have been submitted during the fourth quarter of the fiscal year ended December 31, 1995, which required the vote of security holders.



                                    PART II

Item 5. Market For Registrant's Common Stock And Related Stockholder Matters

As of December 31, 1995, there were 21,585 limited partnership units outstanding and 1,136 unit holders of record.

There are no dividends. However, the limited partnership unit holders may be entitled to certain cash distributions as provided in the limited partnership agreement.

The units are not freely transferable and no market for the units presently exists or is likely to develop.


Item 6.  Selected Financial Data

The following selected financial data for the Partnership is for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data was derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and related notes included in Item 8.

                        1995        1994         1993         1992          1991
                        ----        ----         ----         ----          ----

Total revenue         $2,178,000  $2,614,000   $2,275,000    $2,139,000   $2,025,000

Interest expense             $ -    $324,000     $608,000      $631,000     $696,000

Depreciation and
 amortization
 expense                $293,000    $309,000     $355,000      $420,000     $417,000

Operating expenses    $1,054,000  $1,163,000   $1,088,000    $1,067,000   $1,041,000

Related party
 expenses               $379,000    $382,000     $369,000      $371,000     $295,000

General and
 administrative
 expenses                $22,000     $45,000      $40,000       $36,000      $44,000

Gain on note
 restructure                   -    $272,000            -             -            -

Net income (loss)       $430,000    $663,000   $(185,000)    $(386,000)   $(468,000)

Total assets          $7,696,000  $7,960,000   $9,848,000   $10,065,000  $10,553,000

Notes payable         $6,942,000  $7,363,000  $10,108,000   $10,189,000  $10,201,000

Net income (loss)         $18.95      $29.56      $(8.15)      $(17.00)     $(20.62)
 per unit1

Number of limited
 partnership units
 outstanding              21,585      21,585       21,585        21,585       21,585


1Per $500 limited partnership unit outstanding, exclusive of amounts allocable to the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Net income for 1995 decreased $233,000 or 35% as compared to 1994 due to the following factors: a decrease in rental revenue of $230,000; a decrease in interest and dividends of $7,000; a decrease in gain on sale of rental property of $199,000; a decrease in interest expense of $324,000; a decrease in depreciation and amortization of $16,000; a decrease in operating expenses of $109,000; a decrease in related party of $3,000, a decrease in general and administrative expense of $23,000, and a decrease in gain on note restructuring of $272,000.

Rental revenue from the Partnership's properties was $2,133,000 and $2,363,000 for the years ended December 31, 1995 and 1994, respectively. The decrease in rental revenue of $230,000 for the year 1995 when compared to the same period in 1994 is due to the end of the leaseback period of Space Savers One and Three on June 6, 1995.

Interest revenue decreased $7,000, due to the reduced balance of the note receivable.

Gain on sale of rental property decreased by $199,000, or 100%, as a result of the sale of Space Savers One and Three in June, 1994.

Total expenses decreased by $475,000, or 21%, from $2,223,000 in 1994 to $1,748,000. The decrease in total expenses is attributable to the following factors: a decrease in interest expense of $324,000, or 100%; a decrease in depreciation and amortization of $16,000, or 5%; a decrease in operating expenses of $109,000, or 9%; a decrease in related party expense of $3,000, or 1%; and a decrease in general and administrative expense of $23,000, or 51%.

Interest expense decreased $324,000, due to the sale of Space Savers One and Three in June, 1994 and to the amended Grouse Run note payable in October, 1994. The amended Grouse Run note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

Depreciation and amortization expense decreased $16,000, as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Operating expenses decreased $109,000 , as a result of the end of the leaseback period of Space Savers One and Three on June 6, 1995.

Related party expense decreased $3,000, as a result of a decrease in accounting and data processing expenses offset by an increase in the prime rate of interest charged on advances from the General Partner.

General and administrative expense decreased $23,000 due to a decrease in consulting and outside fees and services.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Continued)

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

Rental income from the Partnership's properties was $2,363,000 and $2,223,000 for the years ended December 31, 1994 and 1993, respectively. The increase in rental revenue of $140,000 for the year ended December 31, 1994 when compared to the same period in 1993 is attributable to an increase in the rental rates at Grouse Run Apartments and an increase in the average occupancy rates at Clearlake Village Apartments and Space Savers One and Three. For the years ended December 31, 1994 and 1993, the average occupancy rate at Clearlake Village Apartments was 91.2% and 87.7%, and at Space Savers One and Three it was 92.6% and 88.7%, respectively.

Gain on sale of rental property increased by $199,000 as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Total expenses decreased by $237,000, or 10%, from $2,460,000 in 1993 to $2,223,000. The decrease in total expenses is attributable to the following factors: a decrease in interest expense of $284,000, or 47%; a decrease in depreciation and amortization of $46,000, or 13%; an increase in operating expenses of $75,000, or 7%; an increase in related party expense of $13,000, or 4%; and an increase in general and administrative expense of $5,000, or 13%.

Interest expense decreased $284,000, as a result of the payment of the note upon the sale of Space Savers One and Three in the second quarter of 1994.

Depreciation and amortization expense decreased $46,000, as a result of the sale of Space Savers One and Three in the second quarter of 1994.

Operating expenses increased $75,000 , as a result of an increase in repair and maintenance, utilities, and payroll expenses.

Related party expense increased $13,000, as a result of an increase in interest accrued on the outstanding advances due to the General Partner and an increase in property management fees due to the increase in rental revenue at the Partnership's properties.

General and administrative expense increased $5,000 due to an increase in outside fees and services as a result of the purchase of the partnership administrative system.

The Partnership's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the General Partner. During 1995, the Partnership accrued or paid $96,000 to CPMC in accordance with the Property Management Agreement.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Continued)

Liquidity and Capital Resources

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of December 31, 1995, the Partnership had two operating properties: Clearlake Village Apartments, and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee, and all Partnership properties are subject to mortgages, as more fully described in notes 2 and 4 to the financial statements included in Item 8.

As of December 31, 1995, cash and cash equivalents totaled $251,000. As of December 31, 1995, the General Partner had advanced, $506,000 plus accrued interest of $493,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

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

On November 15, 1994, the Partnership entered into a loan modification agreement (the "Agreement"). The Agreement modifies the terms of the Promissory Note Secured by Deed of Trust, dated November 15, 1988 (the "Note"), which granted the Borrower a loan (the "Loan") in the principal amount of $714,852, and which became due on November 15, 1994; and a Deed of Trust with Assignment of Rents, dated November 15, 1988, which secured the Loan with certain real property located at 1600 Dell Avenue in Campbell, California. Under the terms of the original Loan, the principal balance had been paid down to $514,852 as of November 15, 1994. Under the terms of the Agreement, the Partnership received a principal paydown of $15,638, an extension fee in the amount of $10,500 and was due an additional principal reduction payment of $35,000 plus accrued interest on or before January 31, 1995, which was paid. The Agreement also modifies the interest rate under the Note to 10% and calls for fully amortized monthly interest and principal payments to the Partnership of $9,863. The maturity date of the Loan has been extended to November 15, 1999.

Impact of Inflation
The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Schedules


                                                                       Page

Report of Independent Accountants                                       18

Balance Sheets as of December 31, 1995 and 1994                         19

Statements of Operations for the Years
   Ended December 31, 1995, 1994 and 1993                               20

Statements of Partners' Capital (Deficit) for the
   Years Ended December 31, 1995, 1994 and 1993                         21

Statements of Cash Flows for the Years
   Ended December 31, 1995, 1994 and 1993                               22

Notes to Financial Statements                                        23-24

Schedule III - Real Estate and Accumulated
   Depreciation                                                      25-26




All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.






                       REPORT OF INDEPENDENT ACCOUNTANTS




The Partners
Property Resources Fund VI


We have audited the financial statements and the financial statement schedule of Property Resources Fund VI as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, as listed in the index of
Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of Property Resources Fund VI's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Resources Fund VI as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      COOPERS & LYBRAND L.L.P.


San Francisco, California
January 20, 1996





                          PROPERTY RESOURCES FUND VI
                                BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                1995         1994

                                    ASSETS

Rental property:
  Land                                        $2,239,000   $2,239,000
  Land improvements                              748,000      748,000
  Buildings and improvements                   7,167,000    7,124,000
  Furnishings and equipment                    1,005,000      951,000
- ----------------------------------------------------------------------

                                              11,159,000   11,062,000
  Less: accumulated depreciation               4,128,000    3,841,000
- ----------------------------------------------------------------------

                                               7,031,000    7,221,000

Cash and cash equivalents                        251,000      131,000
Note receivable                                  382,000      493,000
Other assets                                      32,000      115,000
- ----------------------------------------------------------------------

  Total assets                                $7,696,000   $7,960,000
======================================================================



                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Note payable                                   $5,231,000  $5,639,000
Note payable to affiliate                       1,711,000   1,724,000
Due to General Partner                            506,000     805,000
Accrued interest due to General Partner           493,000     435,000
Tenants' deposits and other liabilities           214,000     246,000
- ----------------------------------------------------------------------

  Total liabilities                             8,155,000   8,849,000
- ----------------------------------------------------------------------

Partners' capital (deficit):
 Limited partners, 21,585 units issued
 and outstanding                                   21,000   (388,000)
 General Partner                                (480,000)   (501,000)
- ----------------------------------------------------------------------

  Total partners' capital (deficit)             (459,000)   (889,000)
- ----------------------------------------------------------------------


  Total liabilities and partners' capital      $7,696,000  $7,960,000
======================================================================

  The accompanying notes are an integral part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                         1995        1994         1993
                                     --  -----   --  -----    --  ----

Revenue:
  Rent                                $2,133,000   $2,363,000   $2,223,000
  Interest  and dividends                 45,000       52,000       52,000
  Gain on sale of rental property              -      199,000            -
- ---------------------------------------------------------------------------

      Total revenue                    2,178,000    2,614,000    2,275,000
- ---------------------------------------------------------------------------

Expenses:

  Interest, other than related party           -      324,000      608,000
  Depreciation and amortization          293,000      309,000      355,000
  Operating                            1,054,000    1,163,000    1,088,000
  Related party                          379,000      382,000      369,000
  General and administrative              22,000       45,000       40,000
- ---------------------------------------------------------------------------

      Total expenses                   1,748,000    2,223,000    2,460,000
- ---------------------------------------------------------------------------

Income (loss) before
 gain on note restructuring              430,000      391,000    (185,000)
Gain on note restructuring                     -      272,000            -
- ---------------------------------------------------------------------------

Net income (loss)                       $430,000     $663,000   $(185,000)
===========================================================================


Net income (loss) allocable
 to limited partners                    $409,000     $638,000   $(176,000)
===========================================================================

Net income (loss) allocable
 to General Partner                      $21,000      $25,000     $(9,000)
===========================================================================


Net income (loss) per $500 limited
 partnership unit - based on 21,585 units
 outstanding and net of income (loss)
 allocable to the
 General Partner                          $18.95       $29.56      $(8.15)
===========================================================================



Gain on note restructuring per
 $500 limited partnership
 unit-based on 21,585
 units outstanding and net of
 gain on note restructuring
 allocable to General Partner                $ -       $11.97          $ -
===========================================================================


     The accompanying notes are an integral part of these financial statements.



                             PROPERTY RESOURCES FUND VI
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993






                              Limited Partners
                                                  General
                            Units    Amount       Partner         Total



Balance, December 31, 1992    21,585   $(850,000)  $(517,000)  $(1,367,000)

Net loss                           -    (176,000)     (9,000)     (185,000)
- ----------------------------------------------------------------------------

Balance, December 31, 1993    21,585  (1,026,000)   (526,000)   (1,552,000)

Net income                         -      638,000      25,000       663,000
- ----------------------------------------------------------------------------

Balance, December 31, 1994    21,585    (388,000)   (501,000)     (889,000)

Net income                         -      409,000      21,000       430,000
- ----------------------------------------------------------------------------

Balance, December 31, 1995    21,585      $21,000  $(480,000)    $(459,000)
============================================================================










     The accompanying notes are an integral part of these financial statements.


                             PROPERTY RESOURCES FUND VI
                              STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           1995        1994        1993
                                           ----        ----        ----
Cash flows from operating activities:
Net income  (loss)                         $430,000    $663,000  $(185,000)
- ----------------------------------------------------------------------------

Adjustments to reconcile net income
 (loss) to net cash provided by
operating activities:
   Depreciation and amortization            293,000     309,000     355,000
   Amortization of capitalized
    interest on debt restructuring                -   (284,000)   (260,000)
   (Increase) decrease in other assets       77,000       66,00    (51,000)
   Increase in accrued interest              58,000      237,00     267,000
   Increase (decrease) in tenants'
    deposits and other liabilities         (32,000)      25,000      38,000
   Gain on sale of rental property                -   (199,000)           -
   Gain on note restructuring                     -   (272,000)           -
- ----------------------------------------------------------------------------

                                            396,000   (118,000)     349,000
- ----------------------------------------------------------------------------


Net cash provided by operating
 activities                                 826,000     545,000     164,000
- ----------------------------------------------------------------------------

Cash flows from investing activities:
   Improvements to rental property         (97,000)    (77,000)    (76,000)
   Proceeds from sale of rental
    property                                      -     294,000           -
   Principal received on note
    receivable                              111,000      72,000      50,000
- ----------------------------------------------------------------------------

Net cash provided by (used in)
 investing activities                        14,000     289,000    (26,000)
- ----------------------------------------------------------------------------

Cash flows from financing activities:
   Advances from (payments to) General
    Partner                               (299,000)     117,000    (31,000)
   Principal payments on notes payable    (421,000)   (936,000)    (46,000)
- ----------------------------------------------------------------------------

Net cash used in financing activities     (720,000)   (819,000)    (77,000)
- ----------------------------------------------------------------------------

Net increase in cash and cash
 equivalents                                120,000      15,000      61,000

Cash and cash equivalents,
 beginning of year                          131,000     116,000      55,000
- ----------------------------------------------------------------------------

Cash and cash equivalents,
 end of year                               $251,000    $131,000    $116,000
============================================================================

     The accompanying notes are an integral part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1995


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Property Resources Fund VI (the "Partnership") is a California limited partnership formed on May 3, 1982 for the purpose of investing in income-producing real estate. Property Resources, Inc. is the General Partner. The offering period for the sale of limited partnership interests was terminated in July, 1983 with a total funding of $10,795,500 and 21,585 units subscribed.

As of December 31, 1995, there were 21,585 limited partnership units outstanding. The units are not freely transferable and no public market for the units exists or is likely to develop.

As of December 31, 1995, the Partnership owned the following rental properties:
Clearlake Village Apartments, located in Houston, Texas; and Grouse Run Apartments located in Oklahoma City, Oklahoma.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

Rental Property

Rental property is stated at cost and depreciated using the straight-line method over 10 to 20 years for land improvements, 10 to 35 years for buildings and improvements and 4 to 5 years for furnishings and equipment. Significant improvements and betterments are capitalized. The cost and related accumulated depreciation of assets sold are removed from the accounts and any gain or loss is reflected in operations. Maintenance, repairs and minor renewals are charged to expense when incurred.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analysis includes consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company would reduce the carrying value of the asset to fair value.


                          PROPERTY RESOURCES FUND VI
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Partnership classifies all highly liquid investments with original maturities of three months or less from the date acquired as cash equivalents.

Income Taxes

Under federal and state income tax regulations, the income or loss of a partnership flows through to the partners and is reported on their individual income tax returns; accordingly, no provision for income taxes is made in these financial statements.

Amortization

Loan fees are deferred and amortized over the life of the related loan by a method which approximates the effective yield method.

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of a note receivable (See Note
3) and money market securities.

The Partnership places excess cash in short-term deposits with Franklin Money Fund, an investment company managed by an affiliate of the General Partner, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer. The Partnership performs ongoing credit evaluations of its tenants as is consistent with normal industry practice. The Partnership reserves for potential credit losses, as appropriate, and such losses have been within management's expectations.

NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

Allocations to Partners

The limited partnership agreement provides for the following allocations to partners:

    Cash available for distribution from operations, as defined, shall be allocated 95% to the limited partners in the ratio of capital contributions and 5% to the General Partner as a partnership management fee.

    Income and losses from operations shall be allocated 95% to the limited partners in the ratio of their capital contributions and 5% to the General Partner.


                          PROPERTY RESOURCES FUND VI
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (Continued)


    Net proceeds from the refinancing of debt or sale of partnership property shall be allocated first to the limited partners in an amount which when added to prior distributions will equal capital contributions plus a specified return ranging from 6% to 10% per annum on adjusted invested capital, as defined. After payment of a subordinated real estate commission to the General Partner, any remaining proceeds shall be allocated 85% to the limited partners and 15% to the General Partner.

Transactions with General Partner

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. The Partnership made or accrued the following payments to the General Partner or its affiliates:

                                             1995      1994         1993
                                             ----      ----         ----

Property management fees, charged to
related party expense                        $96,000   $96,000    $92,000

Reimbursement for accounting and data
 processing expenses, charged to related
 party expense                               $44,000   $53,000    $52,000

Interest on advances from the General
 Partner, charged to related party
 expense                                     $59,000   $52,000    $42,000

Interest on promissory note
 collateralized by the property
 Clearlake Village Apartments, charged
 to related party expense                   $180,000  $181,000   $183,000


Advances from the General Partner at December 31, 1995 and 1994 totaled $506,000 and $805,000 plus accrued interest of $493,000 and $435,000, respectively. Interest on advances was accrued at the prime rate, which ranged between of 8.5% and 9.0% during 1995. Interest expense on the advances for 1995, 1994 and 1993 was $59,000, $52,000 and $42,000, respectively. The advances are due on demand.

A promissory note payable to Franklin Resources, Inc., the parent of the General Partner, is collateralized by the Clearlake Village Apartments. As of December 31, 1995, the outstanding principal balance amounted to $1,711,000. The note is payable in monthly installments of $16,099 including principal and interest at 10.50% to June, 2001, when the entire unpaid principal balance is due. Interest expense on the note in 1995, 1994 and 1993 was $180,000, $181,000 and $183,000,
respectively.





                          PROPERTY RESOURCES FUND VI
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


Advances from General Partner

As of December 31, 1995, the General Partner had advanced $506,000 to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership, as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $514,852, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,638 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments at 10% are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999.

NOTE 4 - NOTE PAYABLE

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The amended note has a new face value principal balance of $3,884,000 and its maturity date has been extended to October 1, 1999. Monthly debt service of the amended note was reduced from $40,249 to $33,970.

The amended note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note. In 1994, gain from the restructuring of the note amounted to $272,000.


Aggregate principal payments required in future years, including principal payments on the restructured note and the note payable to affiliate, are estimated as follows:


                         1996                     $422,000
                         1997                      423,000
                         1998                      425,000
                         1999                    4,028,000
                         2000                       22,000
                         Thereafter              1,622,000
                                                 ---------
                                                $6,942,000





                             PROPERTY RESOURCES FUND VI
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995


NOTE 5 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Interest paid on notes payable for the years ended December 31, 1995, 1994 and 1993, was $179,000, $601,000 and $642,000, respectively.

Approximately $185,000 and $225,000 of accrued and unpaid interest was capitalized to principal on the notes payable for the years ended December 31, 1994 and 1993, respectively.


NOTE 6 - PURCHASE AND SALE OF RENTAL PROPERTY

On June 6, 1994, the Partnership sold the Space Savers One and Space Savers Three mini-warehouse facilities to an unaffiliated party. The sale price was $1,800,000, and the gain on sale of the property was $199,000. Additionally, approximately $1,400,000 of the sales price was utilized to pay in full the note payable collateralized by the property. In connection with the sale, the Partnership leased the property back from the buyer for one year for a triple net rent of $1.00.




                             PROPERTY RESOURCES FUND VI
                            NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1995


NOTE 7 - RECONCILIATION TO FEDERAL INCOME TAX BASIS OF ACCOUNTING (Unaudited)

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the accompanying financial statements are as follows:

                                              1995           1994          1993
                                              ----      --   -----    --   ----
Net income (loss) financial statements         $430,000      $663,000    $(185,000)
Differences resulting from:
  Depreciation                                (106,000)     (249,000)     (306,000)
  Interest Expense                            (475,000)             -             -
  Amortization of capitalized
   interest on debt restructuring                     -     (284,000)     (260,000)
  Gain on disposition of property                65,000       211,000        29,000
  Gain on restructuring of note                       -     1,857,000             -
  Other                                               -         1,000         1,000
- ------------------------------------------------------------------------------------

Net  income (loss) income tax method          $(86,000)    $2,199,000    $(721,000)
====================================================================================



Net taxable income (loss) per limited
 partnership unit and net of amounts
 allocable to the General Partner               $(3.66)       $104.38      $(31.74)
====================================================================================


Partners' capital (deficit) - financial
 statements                                  $(459,000)    $(889,000)  $(1,552,000)
Differences resulting from:
  Depreciation                              (4,873,000)   (4,767,000)   (4,518,000)
  Interest Expense                            (475,000)             -             -
  Amortization of capitalized interest
   on debt restructuring                              -             -       284,000
  Gain on disposition of property             (222,000)     (287,000)     (329,000)
  Write-down on rental property               1,452,000     1,452,000     1,452,000
  Note restructuring                          2,028,000     2,028,000             -
  Note restructuring basis adjustment       (2,129,000)   (2,129,000)             -
  Other                                               -             -         1,000
- ------------------------------------------------------------------------------------


Partners' capital (deficit) income tax
 method                                    $(4,678,000)  $(4,592,000)  $(4,662,000)
====================================================================================



==============================================================================
                          PROPERTY RESOURCES FUND VI
==============================================================================
         SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
       AS OF, AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                      Cost Capitalized
                                     Initial            Subsequent To          Gross Amount at Which
                                   Cost to Fund           Acquisition        Carried at Close of Period
                                                                                                                              Life
                                                                                                                               on
                                                                                                                             Which
                                                                                                                           Deprecia-
                                                                                                                             tion
                                                                                                                              in
                                                                                                                            Latest
                                                                                                                          Operations
                                                                                                                            State-
                                    Buildings                              Buildings              Accumula                   ment
                                   and Improve-         Carrying              and                    ted     Date of  Date    is
Descrip-       Encum-                 ments    Improve-  Costs             Improve-               Deprecia    const-  Acqu-  Comp-
tion           brances     Land                 ments             Land       ments      Total       tion     ruction  ired   uted

174 unit      $1,711,000   $999,000  $3,662,000 $397,000    $ -   $999,000 $2,804,000  $3,803,000 $1,641,000   1976  8/82     (2)
apartment
 complex in
Houston,
Texas

244 unit       5,231,000  1,240,000   6,562,000  474,000      -  1,240,000  6,116,000   7,356,000  2,487,000   1984  7/84     (2)
 apartment
 complex in
 Oklahoma
City,
Oklahoma
- ----------------------------------------------------------------------------------------------------------------------------------

              $6,942,000 $2,239,000 $10,224,000 $871,000    $ - $2,239,000 $8,920,000 $11,159,000 $4,128,000
==================================================================================================================================
                                                                                       (1), (3), (4)

                          PROPERTY RESOURCES FUND VI
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




NOTES:


(1) The aggregate cost for federal income tax purposes is $12,611,000.

(2) Depreciation is computed using useful lives of 10-20 years for land improvements, 10-35 years for buildings, improvements and 4-5 years for furnishings and equipment and the life of the related lease for tenant improvements.

(3) The total cost carried at the close of the period has been adjusted to reflect the Partnership's reduction in the carrying values for the apartment complexes located in Houston, Texas and Oklahoma City, Oklahoma.


(4)                      Reconciliation of Real Estate



                                         1995          1994         1993
                                         ----          ----         ----


 Balance at beginning of year       $11,062,000   $13,916,000  $13,840,000
   Disposition of rental
    property                                  -   (2,931,000)            -
   Additions during the year             97,000        77,000       76,000
- ---------------------------------------------------------------------------

Balance at end of year              $11,159,000   $11,062,000  $13,916,000
===========================================================================


(5)               Reconciliation of Accumulated Depreciation


                                         1995           1994        1993
                                         ----           ----        ----


Balance at beginning of period     $3,841,000    $4,943,000   $4,601,000
  Depreciation for the year           287,000       296,000      342,000
  Disposition of rental property            -   (1,398,000)            -
- -------------------------------------------------------------------------

Balance at end of year             $4,128,000    $3,841,000   $4,943,000
=========================================================================






Item 9.  Disagreements on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers Of The Company And The Advisor

The Partnership does not now, nor will it in the future, have directors or executive officers. Property Resources, Inc. (the "General Partner"), manages and directs the affairs of the Partnership and has general responsibility in all matters affecting the business of the Partnership. The officers and directors of the General Partner are as follows:

Name                     Position
David P. Goss            Chief  Executive  Officer,   President  and  a
                         Director
Charles B. Johnson       Director
Rupert H. Johnson, Jr.   Director
Charles E. Johnson       Director
Michael J. McCulloch     Executive Vice President
Richard S. Barone        Senior Vice President - Legal and Secretary
Martin L. Flanagan       Vice  President - Finance and Chief  Financial
                         Officer
Mark A. TenBoer          Vice President - Asset Management
David P. Rath            Vice President - Asset Management
David N. Popelka         Vice President - Asset Management

Principal officers of the subsidiary of the General Partner, Continental Property Management Co., are as follows:

Thomas J. Bennett      President,  Chief  Financial  Officer  and  Sole
                       Director
Charles L. Gee         Senior Vice President and Secretary

     David P. Goss, age 48, is Chief Executive Officer, President and Director of the Company (1988 to date). He is also Chief Executive Officer, President and Director of Property Resources, Inc., Property Resources Equity Trust (1987 to date), the Advisor (1988 to date), Franklin Select Real Estate Income Fund (1989 to date), and Franklin Advantage Real Estate Income Fund (1990 to date). Previously, he was Corporate Counsel of Franklin Resources, Inc. Prior to joining Franklin Resources, Inc., Mr. Goss served as Senior Vice President
- -Legal of a real estate investment and property management company. Prior to that, he was with the Securities and Exchange Commission in San Francisco, California. Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law. He is a registered principal with the National Association of Securities Dealers, Inc.

Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

       Charles B. Johnson, age 63, has served since 1985 as a Director of the General Partner. He is also President and a Director of Franklin Resources, Inc. and Franklin/Templeton Distributors, Inc.; Chairman of the Board and a Dire ctor of Franklin Advisers, Inc. and Franklin Asset Management Systems; President, Treasurer and a Director of Franklin Energy Corporation; and a Director of Franklin Institutional Services Corporation, Franklin Trust Company, Franklin/Templeton Investor Services, Inc., Franklin Bank, F.S. Capital Group, F.S. Properties, Inc., and Franklin Agency, Inc. He is also and officer and/or director, trustee or managing general partner, as the case may be, of most of the investment companies in the Franklin/Templeton Group of Funds. Mr. Johnson graduated from Yale University in 1954 where he received a B.A. degree in Economics. He is a registered securities principal with the National Association of Securities Dealers, Inc.



Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

       Rupert H. Johnson, Jr., age 55, has served since 1990 as Executive Vice President of Franklin Resources, Inc. He is also Executive Vice President and a Director of Franklin/Templeton Distributors, Inc.; President and a Director of Franklin Advisers, Inc.; Chairman of the Board and a Director of Franklin Management, Inc. and Franklin Institutional Services Corporation; Vice President and a Director of Franklin Asset Management Systems; Executive Vice President, Senior Investment Officer and a Director of Franklin Trust Company; Vice President of BWC Management Company; and a Director of Franklin/Templeton Investor Services, Inc., Franklin Agency, Inc., Franklin Energy Corporation, Franklin Bank, Franklin Properties, Inc., and the General Partner. He also currently serves as a Director or Trustee and Vice President of most of the mutual funds in the Franklin/Templeton Group of Funds. Mr. Johnson received a B.A. degree from Washington & Lee University. He is a registered principal with the National Association of Securities Dealers, Inc.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers.

       Charles E. Johnson, age 39, is President and Chief Executive Officer of Templeton Worldwide, Inc. This company provides investment advisory services with respect to both international equity and fixed income securities, largely based upon fundamental research and a flexible policy of seeking undervalued securities throughout the world. Templeton Worldwide, Inc. employs more than 50 investment professionals worldwide and maintains marketing and/or research offices in over 15 separate countries. Mr. Johnson is also a Senior Vice President and Director of Franklin Resources, Inc., the parent company of the Templeton organization. He also services as a Director and/or Officer of many of the various Franklin and Templeton mutual funds and subsidiaries. He received a Masters degree in Business Administration from the Harvard University Graduate School of Business. He is a Certified Public Accountant and was previously affiliated with the accounting firm of Coopers & Lybrand in Los Angeles. He graduated with honors from the University of California at Los Angeles, earning a Bachelor of Arts degree in Economics.

       Michael J. McCulloch, age 48, is Executive Vice President of the General Partner (1987 to date). He is also Executive Vice President of the Property Resources Equity Trust (1987 to date), Franklin Properties, Inc., Franklin Real Estate Income Fund (1988 to date), Franklin Select Real Estate Income Fund (1989 to date), and Franklin Advantage Real Estate Income Fund (1990 to date). Mr. McCulloch actively operated an unaffiliated real estate brokerage and property management consulting firm from 1983 to 1987. From 1981 to 1984, Mr. McCulloch served as Executive Vice President of Morse-Nederveld, Inc., a real estate syndication firm. Mr. McCulloch was also a director and an officer of the General Partner from 1976 to 1980. He attended California State University, Los Angeles and the University of Southern California.

       Richard S. Barone, age 45, is Senior Vice President - Legal and Secretary of the General Partner (1988 to date). He is also Secretary of Franklin Properties, Inc., Property Resources Equity Trust, Franklin Real Estate Income Fund (1988 to date), Franklin Select Real Estate Income Fund (1989 to date), and Franklin Advantage Real Estate Income Fund (1990 to
date). He is also Senior Vice President - Legal of Franklin Properties, Inc. (1988 to date) and Corporate Counsel of Franklin Resources, Inc. (1988 to
date). Previously, Mr. Barone was employed by the Robert A. McNeil Corporation as Corporate Counsel from 1982 until June, 1987, during which period he also held the positions of Vice President-Legal (1984 to 1987) and Secretary (1986 to 1987). Prior to 1982, he was in a private law practice in San Mateo, California. Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.



Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

       Martin L. Flanagan, age 35, is Vice President - Finance and Chief Financial Officer of the General Partner, Property Resources Equity Trust and Franklin Properties, Inc., Inc. (1993 to date). He is also Senior Vice President, Chief Financial Officer and Treasurer of Franklin Resources, Inc.; Senior Vice President and Treasurer of Franklin/Templeton Distributors, Inc., Franklin Advisers, Inc., and Franklin Institutional Services Corporation; Treasurer of Franklin Management, Inc., and Franklin Trust Company; Senior Vice President of Franklin/Templeton Investor Services, Inc. and Franklin Agency, Inc.; a Director of Templeton/National Bank of Greece Management (Luxembourg), Templeton Investment Management (Singapore), Templeton Investment Management (Hong Kong), Templeton Funds Investment Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Holding Ltd., Templeton/Franklin Investment Services, Inc., Templeton Life Assurance Ltd., Templeton Quantitative Advisors, Inc., Templeton Emerging Markets, Templeton Management (Luxembourg), Templeton Unit Trust Managers, Ltd., and Templeton Investment Management, Ltd. (Edinburgh); Executive Vice President, Chief Operating Officer and a Director of Templeton Worldwide, Inc. and Templeton International, Inc.; Executive Vice President and a Director of T.G.H. Holdings, Ltd.; Chairman of the Board of Templeton Global Strategic Services, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; President and Chief Executive Officer of Templeton Global Investors; and Executive Vice President and a Director of Templeton, Galbraith & Hansberger, Ltd. and Templeton Investment Counsel, Inc. From 1982 to 1983, he was an auditor for Arthur Andersen & Company. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

       Mark A. TenBoer, age 39, is Vice President - Asset Management for the General Partner, Franklin Properties, Inc. (1991 to date). He is also Vice President - Finance and Chief Financial Officer of the Franklin Real Estate Income Fund, Franklin Select Real Estate Income Fund and Franklin Advantage Real Estate Income Fund (1993 to date). From 1983 to 1991 he was Director Portfolio Management and Controller of the General Partner and Franklin Properties, Inc. Previous to his employment with the General Partner he was associated with Genstar Corporation as Supervisor - Internal Audit from 1980 to 1983 and with Deloitte Haskins & Sells as an auditor from 1978 to 1980. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant and a real estate broker.

       David P. Rath, age 47, has served since 1992 as the Vice President Asset Management for the General Partner, Franklin Properties, Inc. Previously, he was Assistant Vice President - Research and Analysis for Franklin Properties, Inc. Mr. Rath operated his own real estate investment company, Rath Investments, from 1987 to 1990. From 1980 to 1987, he was a partner with Edgewood Holdings Corporation which acquired, managed and disposed of U.S. investment real estate for foreign clients. From 1972 to 1980, Mr. Rath worked for the Dailey Mortgage Company, Bank of America and Redwood Bank and focused on mortgage banking, real estate investment trust advisory services and construction lending, respectively. Mr. Rath received a B.S. degree in Mechanical Engineering from Bucknell University and an Masters degree in Business Administration from the University of California at Berkeley Graduate School of Business.




Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)


       David N. Popelka, age 43, has served since 1992 as Vice President Asset Management for the General Partner, Franklin Properties, Inc. Prior to joining the General Partner, Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received a Masters degree in Business Administration from the University of Washington Graduate School of Business. He has been a guest lecturer on real estate investments and finance at Golden Gate University. Mr. Popelka is a real estate broker licensed by the State of California.

       Thomas J. Bennett, age 47, has served since 1988 as the President of Continental and since 1989 as sole Director and Chief Financial Officer of Continental. Previously, he served as Regional Vice President, Utah Region, of Continental. From 1983 to 1986, Mr. Bennett was employed as Senior Property Manager with Prowswood Ltd., in Utah, and the Irvine Company, Irvine, California. He is a graduate of California State University at Long Beach and is a Certified Property Manager of the Institute of Real Estate Management.

       Charles L. Gee, age 49, has served since 1991 as the Senior Vice President of Continental and as Secretary of Continental since 1989. From 1986 to 1991, he held the office of Vice President for Continental. Mr. Gee was previously the Director of Operations for Prometheus Management Group of San Mateo, a real estate management firm (1983 to 1985). From 1979 to 1983, he was employed by two other real estate companies in the San Francisco Bay Area. Mr. Gee is a Certified Property Manager by the Institute of Real Estate Management.

Item 11. Executive Compensation

The Partnership is a limited partnership and has no officers or directors who were paid any direct remuneration. As discussed in Item 13 below, however, the Partnership is managed by its General Partner and does pay for various services provided by the General Partner.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

As of December 31, 1995, no person is known by the Registrant to own beneficially, more than five percent (5%) of the Units.

The Partnership is a limited partnership and has no officers or directors. As of December 31, 1995, no director, officer or employee of the General Partner, performing functions similar to those of an officer, beneficially owned, either directly or indirectly, any partnership units.

Item 13. Certain Relationships And Related Transactions

The Partnership pays fees for various services provided by the General Partner to the Partnership. In connection with the formation of the Partnership, Property Resources, Inc. contributed $3,000 to the capital of the Partnership. Property Resources, Inc. will receive compensation in the following amounts for the following services rendered (capitalized terms are defined in the Certificate and Agreements of Limited Partnership as set forth in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and are incorporated herein by reference):



Item 13.  Certain Relationships and Related Transactions (Continued)

      1. For management of the Partnership properties, Continental Property Management Co. (CPMC), an affiliate of Property Resources, Inc., is entitled to receive a monthly management fee equal to 5% of the monthly collected gross revenues. However, such amounts are not to exceed the prevailing rates for comparable services in the localities where the properties are located. In 1995, property management fees of $96,000 were accrued or paid to CPMC.

      2. As compensation for its services in managing the Partnership, Property Resources, Inc. is entitled to receive partnership management fees equal to 5% of the Adjusted Funds Provided by Operations After Debt Service. In 1995, no partnership management fees were paid to Property Resources, Inc.

      3. As compensation to the General Partner in connection with the sale of the Partnership properties, the General Partner is entitled to receive a Subordinated Real Estate Commission from the Partnership. The Subordinated Real Estate Commission shall not exceed the lesser of (i) a percentage of the gross sales price of the property sold equal to one-half of the normal competitive rate charged for similar services by unaffiliated parties that render such services as an ongoing public activity in the same geographic location for comparable property; or (ii) three percent (3%) of the gross sales price of the property. The payment of the commission is also subject to other requirements as set forth in Paragraph 9.5 of the Limited Partnership Agreement. The payment of the Subordinated Real Estate Commission shall be made only after the Limited Partners receive an aggregate amount, in cash, which when added to prior Distributions, equal (i) to the total Original Invested Capital of the Limited Partners plus (ii) a per annum return on their Adjusted Invested Capital equal to six percent (6%) in the Partnership's first calendar year or a portion thereof, increasing annually in an amount of one percent (1%) until it reaches the rate of ten percent (10%) in the fifth year, then ten percent (10%) per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. In 1995, no Subordinated Real Estate Commissions were paid to the General Partner.

      4. As additional compensation for services rendered in connection with the management and operation of the Partnership, the General Partner shall be entitled to receive a Subordinated Incentive Fee equal to 15% of the Cash From Sales or Refinancing remaining after the Partnership has distributed to the Limited Partners an aggregate amount which when added to prior Distributions to Holders is equal to: (i) the total of Original Invested Capital plus (ii) a per annum return on their Adjusted Invested Capital equal to 6% in the Partnership's first calendar year or portion thereof, increasing annually in an amount of 1% until it reaches a rate of 10% in the fifth year, then 10% per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. No Incentive Fees were paid to the General Partner in 1995.

      5. Net Income and Net Loss of the Partnership is allocated 5% to the General Partner and 95% to the Limited Partners.

      6. Under the Limited Partnership Agreement, the General Partner may receive reimbursement for certain expenses incurred on behalf of the Partnership. In 1995, the General Partner was reimbursed $44,000 for accounting and data processing costs and services provided to the Partnership.



Item 13.  Certain Relationships and Related Transactions (Continued)

Advances from the General Partner at December 31, 1995, totaled $506,000 plus accrued interest of $493,000. Interest on advances is accrued at the prime rate, ranging between 8.5% and 9% during 1995. The advances are due on demand. Interest expense on advances for the year ended December 31, 1995 was $59,000.

A promissory note with Franklin Resources, Inc., an affiliate of the General Partner, is collateralized by the Clearlake Village Apartments. As of December 31, 1995, the outstanding principal balance amounted to $1,711,000. The note is payable in monthly installments of $16,099 including principal and interest at 10.50% to June, 2001, when the entire unpaid principal balance is due. Interest expense on the promissory note for the year ended December 31, 1995 was $180,000.

The Partnership has not issued any warrants, options or rights to purchase its securities. No officer or member of management of the General Partner is indebted to the Partnership. There were no transactions in which any of the following persons had or is to have a direct or indirect material interest other than that set forth above: (i) any officer, director or nominee for election as director of the General Partner; (ii) any security holder owning more than 5% of the Partnership's securities; or (iii) any relative or spouse of any of the foregoing persons, or any relative to such spouse, who has the same home as such person or who is a director or officer of the General Partner of the Partnership.

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)   1. The  financial   statements  and  schedules  of  the  Partnership
         included in Item 8 of the report are listed on the index on page 13.

      2. The supplemental financial statement schedule of the Partnership included in Item 8 of this report is listed on the index on page 13.

      3.  Exhibits:

           (3)   Partnership Agreement1
           (10) Material contracts2
                  Franklin Resources, Inc. Promissory Note

      1Documents  were  filed  in the  Partnership's  Form  S-11  Registration
       Statement (Registration No. 2-77330) and are incorporated herein by reference.

      2Documents were filed on Form 8, dated December 30, 1993, and are incorporated herein by reference.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Registrant during the quarter ended December, 31, 1995.




                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PROPERTY RESOURCES FUND VI
                               (Registrant)


Date:    March 28, 1996             By:    /s/ David P. Goss
     ------------------------             ------------------
                                          David P. Goss
                                          Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



Signature                     Title         Date



                         Chief Executive
/s/ David P. Goss            Officer        March 28, 1996
- -----------------------                     -------------------
David P. Goss


/s/ Charles B. Johnson       Director       March 26, 1996
- -----------------------                     -------------------
Charles B. Johnson


/s/ Rupert H. Johnson        Director       March 26, 1996
- -----------------------                     -------------------
Rupert H. Johnson, Jr.


/s/ Charles E. Johnson       Director       March 26, 1996
- -----------------------                     -------------------
Charles E. Johnson