Form 10-Q
period 1996-03-31
PROPERTY RESOURCES FUND VI
filed 1996-05-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                              --------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------


Commission file number     2-77330
                     -----------------------------------------------------------

                           Property Resources Fund VI
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            California                                94-2838890
- --------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
      of incorporation
       or organization)

   P. O. Box 7777,     San Mateo, California                94403-7777
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (415) 312-2000
                                                  ------------------------------

                                    N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   --------  --------

Limited Partnership Units Outstanding as of March 31, 1996:  21,585


                           PART I - FINANCIAL INFORMATION

                            Item 1. Financial Statements

                             PROPERTY RESOURCES FUND VI
                         (A CALIFORNIA LIMITED PARTNERSHIP)
                                   BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
                                    (Unaudited)



(Dollars in 000's except per share amounts)                      1996     1995
- -------------------------------------------------------------------------------
                                      ASSETS
Rental property:
  Land                                                         $2,239   $2,239
  Land improvements                                               748      748
  Buildings and improvements                                    7,168    7,167
  Furnishings and equipment                                     1,012    1,005
- -------------------------------------------------------------------------------
                                                               11,167   11,159

  Less: accumulated depreciation                                4,202    4,128
- -------------------------------------------------------------------------------
                                                                6,965    7,031

Cash and cash equivalents                                          89      251
Note receivable                                                   369      382
Other assets                                                      105       32
- -------------------------------------------------------------------------------

    Total assets                                               $7,528   $7,696
===============================================================================


                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Notes payable                                                  $5,130   $5,231
Note payable to affiliate                                       1,707    1,711
Due to General Partner                                            437      506
Accrued interest due to General Partner                           503      493
Tenants' deposits and other liabilities                           141      214
- -------------------------------------------------------------------------------

    Total liabilities                                           7,918    8,155
- -------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued and outstanding            87       21
  General Partner                                               (477)    (480)
- -------------------------------------------------------------------------------

    Total partners' capital (deficit)                           (390)    (459)
- -------------------------------------------------------------------------------

    Total liabilities and partners' capital (deficit)          $7,528   $7,696
===============================================================================

                         See notes to financial statements.


                            Item 1. Financial Statements
                                     (continued)

                             PROPERTY RESOURCES FUND VI
                         (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)





(Dollars in 000's except per share amounts)                   1996        1995
- -------------------------------------------------------------------------------
Revenue:

  Rent                                                        $480        $599
  Interest                                                      10          10
- -------------------------------------------------------------------------------

    Total revenue                                              490         609
- -------------------------------------------------------------------------------


Expenses:

  Depreciation and amortization                                 74          74
  Operating                                                    258         264
  Related party                                                 83          99
  General and administrative                                     6          10
- -------------------------------------------------------------------------------

    Total expenses                                             421         447
- -------------------------------------------------------------------------------

Net income                                                     $69        $162
===============================================================================

Net income allocable to limited partners                       $66        $154
===============================================================================


Net income allocable to General Partner                         $3          $8
===============================================================================


Net  income per $500 limited partnership unit-
  based on 21,585 units outstanding                          $3.06       $7.51
===============================================================================


                         See notes to financial statements.


                            Item 1. Financial Statements
                                     (continued)

                             PROPERTY RESOURCES FUND VI
                         (A CALIFORNIA LIMITED PARTNERSHIP)
                      STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                     (Unaudited)




                                   Limited Partners
                                  --------------------
                                                        General
(Dollars in 000's)                  Units    Amount     Partner      Total
- ------------------------------------------------------------------------------

Balance, beginning of period         21,585       $21      $(480)      $(459)

Net  Income                               -        66          3          69
- ------------------------------------------------------------------------------

Balance, end of period               21,585       $87      $(477)      $(390)
==============================================================================





















                         See notes to financial statements.


                            Item 1. Financial Statements
                                     (continued)

                             PROPERTY RESOURCES FUND VI
                         (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)

(Dollars in 000's)                                            1996      1995
- -----------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                     $69      $162
- -----------------------------------------------------------------------------

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                74        74
   (Increase) decrease in other assets                         (73)        7
   Increase in accrued interest                                 10        17
   Decrease in tenants' deposits and other liabilities         (73)      (77)
- -----------------------------------------------------------------------------

Total adjustments                                             (62)        21
- -----------------------------------------------------------------------------

Net cash provided by (used in) operating activities              7       183
- -----------------------------------------------------------------------------

Cash flow from investing activities:
  Principal received on note receivable                         13        53
  Improvements to rental property                              (8)       (9)
- -----------------------------------------------------------------------------

Net cash provided by investing activities                        5        44
- -----------------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments on notes payable                       (105)     (105)
   Principal payments to General Partner                      (69)      (92)
- -----------------------------------------------------------------------------

Net cash used in financing activities                        (174)     (197)
- -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (162)        30

Cash and cash equivalents, beginning of period                 251       131
- -----------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $89      $161
=============================================================================





                         See notes to financial statements.





                         Item 1.  Financial Statements
                                  (continued)


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Partnership's financial statements for the year ended December 31, 1995.

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the three month period ended March 31, 1996, the Partnership made or accrued the following payments to the General Partner or affiliates:


Property management fees, charged to related party expense           $24,000

Reimbursement of data processing expenses,
  charged to related party expense                                     4,000

Interest on advances from the General Partner,
  based on the prime rate, charged to related party expense           10,000

Interest on Promissory note, collateralized
  by the  property Clearlake Village Apartments,
  charged to related party expense                                    45,000
                                                                  -----------

                                                                     $83,000
                                                                  ===========


NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of March 31, 1996, the outstanding balance of the note was $369,000.


                         Item 1.  Financial Statements
                                  (continued)


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996

NOTE 4 - Grouse Run Apartments

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of March 31, 1996, the amended note's face value principal balance was $3,842,000.

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

NOTE 5- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three month period ended March 31, 1996, the Partnership paid interest on the note payable to affiliate of $45,000.





                        PART I - FINANCIAL INFORMATION
                       Item 2.  Management's Discussion
                      and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Net income for the quarter ended March 31, 1996 amounted to $69,000, a decrease of $93,000 as compared to the same period in 1995. The decrease is due to the following factors: a derease in rental revenue of $119,000; a decrease in operating expenses of $6,000; a decrease in related party of $16,000, and a decrease in general and administrative expense of $4,000.

Rental revenue for the quarter decreased $119,000, or 20%, primarily due to the end of the leaseback period of Space Sacers One and Three in June, 1995. The decrease in rental revenue from Space Savers One and Three was partially offset by an increase in rental revenue of $27,000 by the Partnership's two remaining properties. The increase in rental revenue for the two remaining Partnership properties was attributable to an increase in the average occupancy rate at Clearlake Village Apartments and at Grouse Run Apartments. For the quarter ended March 31, 1996 and 1995 the average occupancy rate at Clearlake Village Apartments was 94% and 92% and at Grouse Run Apartments it was 91% and 87%, respectively.

Total expenses decreased $26,000, or 6%, from $447,000 in 1995 to $421,000. The decrease in total expenses was primarily due to a decrease in related party expense, as a result of a decrease in data processing expenses and interest expense on advances from the General Partner. The decrease in total expenses was also attributable to a decrease in operating expenses of $6,000 due to the end of the leaseback period of Space Savers One and Three in June, 1995. The decrease in operating expense from Space Savers One and Three of $40,000 was partially offset by an increase in operating expense of $34,000 by the Partnership's two remaining properties.

Liquidity and Capital Resources

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As  of  March  31,  1996,  the  Partnership  had  two  operating   properties:
Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

                        PART I - FINANCIAL INFORMATION

                       Item 2.  Management's Discussion
                      and Analysis of Financial Condition
                            and Results of Operations



Liquidity and Capital Resources (Continued)

As of March 31, 1996, cash and cash equivalents totaled $89,000. As of March 31, 1996, the General Partner had advanced, $437,000 plus accrued interest of $503,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

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


                          PART II - OTHER INFORMATION

                   Item 6. Exhibits and Reports an Form 8-K


(a)    Not applicable

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.







                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PROPERTY RESOURCES FUND VI



                                            By:/s/David P. Goss
                                                  David P. Goss
                                                  Chief Executive Officer


                                            Date: May 13, 1996