Form 10-Q
period 1996-06-30
PROPERTY RESOURCES FUND VI
filed 1996-08-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1996
                                ---------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  ---------- to ----------------------


Commission file number       2-77330
                       ---------------------------------------------

                            PROPERTY RESOURCES FUND VI
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                           94-2838890
- --------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)          (I.R.S.
                                                                        Employer
                                                                  Identification
                                                                            No.)


   P. O. BOX 7777,  SAN MATEO, CALIFORNIA                         94403-7777
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (415) 312-2000
                                                    ---------------------------


                                       N/A
- --------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

Limited Partnership Units Outstanding as of June 30, 1996:   21,585



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                      -------------------------------------
                                   (Unaudited)


(Dollars in thousands, except per share amounts)          1996            1995
- --------------------------------------------------------------- ----------------
ASSETS:
Rental property:
  Land                                                 $ 2,239         $ 2,239
  Land improvements                                        748             748
  Buildings and improvements                             7,167           7,167
  Furnishings and equipment                              1,028           1,005
- --------------------------------------------------------------- ----------------

                                                        11,182          11,159
  Less: accumulated depreciation                         4,274           4,128
- --------------------------------------------------------------- ----------------

                                                         6,908           7,031

Cash and cash equivalents                                  128             251
Note receivable                                            355             382
Other assets                                                97              32
- --------------------------------------------------------------- ----------------

   Total assets                                         $7,488          $7,696
=============================================================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                            $5,027          $5,231
Note payable to affiliate                                1,704           1,711
Due to General Partner                                     368             506
Accrued interest due to General Partner                    512             493
Tenants' deposits and other liabilities                    177             214
- --------------------------------------------------------------- ----------------

   Total liabilities                                     7,788           8,155
- --------------------------------------------------------------- ----------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued
   and outstanding                                         172              21
  General Partner                                        (472)           (480)
- --------------------------------------------------------------- ----------------

   Total partners' capital (deficit)                     (300)           (459)
- --------------------------------------------------------------- ----------------

   Total liabilities and partners'
    capital (deficit)                                   $7,488          $7,696
=============================================================== ================



   The accompanying notes are an integral part of these financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30        JUNE 30         JUNE 30       JUNE 30
(Dollars in thousands, except per
 share amounts)                                 1996           1995            1996          1995
- ------------------------------------- --------------- -------------- --------------- -------------

REVENUE:
  Rent                                          $494           $569            $974        $1,168
  Interest                                         9             12              19            22
  Dividends                                        1              -               1             -
- ------------------------------------- --------------- -------------- --------------- -------------

    Total revenue                                504            581             994         1,190
- ------------------------------------- --------------- -------------- --------------- -------------

EXPENSES:

  Depreciation and amortization                   73             74             147           148
  Operating                                      254            273             512           537
  Related party                                   82             94             165           193
  General and administrative                       5              5              11            15
- ------------------------------------- --------------- -------------- --------------- -------------

    Total expenses                               414            446             835           893
- ------------------------------------- --------------- -------------- --------------- -------------

NET INCOME                                       $90           $135            $159          $297
===================================== =============== ============== =============== =============


Net income allocable to limited                  $86           $128            $151          $282
 partners
===================================== =============== ============== =============== =============

Net income allocable to General                   $4             $7              $8           $15
 Partner
===================================== =============== ============== =============== =============

Net income per $500 limited
 partnership unit- based on
 21,585 units outstanding                      $3.98          $5.93           $7.00        $13.06
===================================== =============== ============== =============== =============



   The accompanying notes are an integral part of these financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                  --------------------------------------------
                                   (Unaudited)


                                       Limited Partners
                                 -----------------------------
                                                                   General
(Dollars in thousands)               Units          Amount         Partner         Total
- -------------------------------- --------------- -------------- -------------- ---------------
Balance, beginning of period             21,585            $21         $(480)          $(459)

Net income                                    -            151              8             159
- -------------------------------- --------------- -------------- -------------- ---------------

Balance, end of period                   21,585           $172         $(472)          $(300)
================================ =============== ============== ============== ===============



   The accompanying notes are an integral part of these financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
             ------------------------------------------------------
                                   (Unaudited)


(Dollars in thousands)                                              1996         1995
- --------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                          $159         $297
- --------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     147          148
   Increase (decrease) in other assets                              (66)           65
   Increase in accrued interest                                       19           32
   Decrease in tenants' deposits and other liabilities              (37)         (84)
- --------------------------------------------------------------------------------------

                                                                      63          161
- --------------------------------------------------------------------------------------

Net cash provided by operating activities                            222          458
- --------------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                                  (23)         (46)
   Principal received on note receivable                              27           66
- --------------------------------------------------------------------------------------

Net cash provided by investing activities                              4           20
- --------------------------------------------------------------------------------------

Cash flow from financing activities:
   Principal payments on notes payable                             (204)        (210)
   Principal payments to General Partner                           (145)        (161)
- --------------------------------------------------------------------------------------

Net cash used in financing activities                              (349)        (371)
- --------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (123)          107

Cash and cash equivalents,
 beginning of period                                                 251          131
- --------------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                                                      $128         $238
======================================================================================



   The accompanying notes are an integral part of these financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                  --------------------------------------------


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
- ---------------------------------------------------------

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the six month period ended June 30, 1996, the Partnership made or accrued the following payments to the General Partner or affiliates:

Property management fees, charged to related party expense              $49,000
Reimbursement of data processing expenses,
   charged to related party expense                                       8,000
Interest on advances from the General Partner,
   based on the prime rate, charged to related party expense             18,000
Interest on Promissory note, collateralized
   by the  property Clearlake Village Apartments,
   charged to related party expense                                      90,000
                                                                  -------------

                                                                       $165,000
                                                                  =============

NOTE 3 - NOTE RECEIVABLE
- ------------------------

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of June 30, 1996, the outstanding balance of the note was $355,000.

NOTE 4 - GROUSE RUN APARTMENTS
- ------------------------------

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of June 30, 1996, the amended note's face value principal balance was $3,834,000.

The amended note payable is classified as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- ---------------------------------------------------------

For the six month period ended June 30, 1996, the Partnership paid interest on the note payable to affiliate of $90,000.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                   ------------------------------------------


NOTE 6 - SUBSEQUENT EVENT
- -------------------------

On August 12, 1996, the loan collateralized by the property Clearlake Village Apartments and payable to Franklin Resources, Inc. an affiliate of the General Partner (the "Previous Loan") was refinanced and replaced with a new loan (the "Replacement Loan") from an unaffiliated third party, First Union National Bank of North Carolina ( the "Lender"). As a condition for the refinance, the Lender required that the Property be held in an entity which owns only one substantial asset. To meet this condition, the Property was contributed to a new entity, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). The sole limited partner of the Subsidiary is the Partnership and the general partner is Property Resources, Inc. The formation of the Subsidiary should have no material effect in cash or profit and loss allocations between the Partnership and the General Partner, nor is the amount of any fees payable to the General Partner increased thereby.

The amount of the Replacement Loan is $2,167,000, the term is 10 years and the interest rate is 8.875%. Principal and interest payments of $17,571 are due monthly until maturity of the loan when the remaining unpaid principal and accrued interest balances will become due. The Replacement Loan which is collateralized by the property Clearlake Village Apartments is non-recourse to the Partnership, but is recourse to the General Partner, but only under certain conditions including losses resulting from the presence of hazardous substances and from fraud. The cash proceeds from the loan were used to pay off the Previous Loan, to fund escrow accounts for property taxes, insurance and capital improvements, and to pay Lender fees and costs as well as unaffiliated mortgage broker commissions. The remaining funds were added to the reserves of the Partnership.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- ------------

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net income for the six month period ended June 30, 1996 decreased $138,000, or 46%, compared to 1995 primarily as a result of the discontinuance of operations at Space Savers One and Three.

Total revenue for the six month period ended June 30, 1996 decreased $196,000, or 16%, primarily as a result of a decrease in rental revenue. Rental revenue decreased $194,000, or 17%, primarily due to the end of the leaseback period of Space Savers One and Three in June, 1995. The decrease in rental revenue from Space Savers One and Three was partially offset by an increase in rental revenue of $52,000 by the Partnership's two remaining properties. The increase in rental revenue for the two remaining Partnership properties was attributable to an increase in the average occupancy and rental rates at Clearlake Village Apartments and at Grouse Run Apartments. For the six month periods ended June 30, 1996 and 1995 the average occupancy rate at Grouse Run Apartments was 92% and 87%, respectively. The occupancy rate at the Clearlake Village Apartments was 94% for both periods.

Total expenses decreased $58,000, or 6%, from $893,000 in 1995 to $835,000. The decrease in total expenses was primarily due to a decrease in related party expense, as a result of a decrease in data processing expenses and interest expense on advances from the General Partner and to a decrease in operating expenses of $25,000 primarily due to the end of the leaseback period of Space Savers One and Three in June, 1995. The decrease in operating expense from Space Savers One and Three of $76,000 was partially offset by an increase in operating expense of $51,000 by the Partnership's two remaining properties reflecting increases in maintenance and administrative property expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of June 30, 1996, the Partnership had two operating properties: Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

As of June 30, 1996, cash and cash equivalents totaled $128,000. As of June 30, 1996, the General Partner had advanced, $368,000 plus accrued interest of $512,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

On August 12, 1996, the loan collateralized by the property Clearlake Village Apartments and payable to Franklin Resources, Inc. an affiliate of the General Partner (the "Previous Loan") was refinanced and replaced with a new loan (the "Replacement Loan") from an unaffiliated third party, First Union National Bank of North Carolina ( the "Lender"). As a condition for the refinance, the Lender required that the Property be held in an entity which owns only one substantial asset. To meet this condition, the Property was contributed to a new entity, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). The sole limited partner of the Subsidiary is the Partnership and the general partner is Property Resources, Inc. The formation of the Subsidiary should have no material effect in cash or profit and loss allocations between the Partnership and the General Partner, nor is the amount of any fees payable to the General Partner increased thereby.

The amount of the Replacement Loan is $2,167,000, the term is 10 years and the interest rate is 8.875%. Principal and interest payments of $17,571 are due monthly until maturity of the loan when the remaining unpaid principal and accrued interest balances will become due. The Replacement Loan which is collateralized by the property Clearlake Village Apartments is non-recourse to the Partnership, but is recourse to the General Partner, but only under certain conditions including losses resulting from the presence of hazardous substances and from fraud. The cash proceeds from the loan were used to pay off the Previous Loan, to fund escrow accounts for property taxes, insurance and capital improvements, and to pay Lender fees and costs as well as unaffiliated mortgage broker commissions. The remaining funds were added to the reserves of the Partnership.

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

Net cash provided by operating activities for the six month period ended June 30, 1996 was $222,000, or $236,000 less than the same period in 1995. The decrease in cash flow is primarily attributable to the decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the six month period ended June 30, 1996, decreased $16,000 when compared to the same period in 1995. The decrease was due to a decrease in principal payments received from note receivable which was partially offset by a decrease in improvements to rental property.

Net cash used in financing activities for the six month period ended June 30, 1996, decreased $22,000 when compared to the same period in 1995. The decrease was primarily due to a decrease in principal payments paid to the General Partner.

IMPACT OF INFLATION
- -------------------
The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Not applicable

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.



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


                                  Date:    AUGUST 8, 1996