Form 10-Q
period 1996-09-30
PROPERTY RESOURCES FUND VI
filed 1996-11-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER  30, 1996
                              -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              -------------------------------------------------

Commission file number         2-77330
                     ----------------------------------------------------------

                         PROPERTY RESOURCES FUND VI
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     CALIFORNIA                                                   94-2838890
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  P. O. BOX 7777,        SAN MATEO, CALIFORNIA                      94403-7777
-------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (415) 312-2000
                                                  -----------------------------

                                 N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Limited Partnership Units Outstanding as of September  30, 1996:  21,585


                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                            PROPERTY RESOURCES FUND VI
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                                  BALANCE SHEETS
                                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                                    (Unaudited)



(Dollars in thousands, except per share amounts)                                             1996              1995
--------------------------------------------------------------------------------- ---------------- -----------------
ASSETS:
Rental property:
  Land                                                                                    $ 2,239           $ 2,239
  Land improvements                                                                           748               748
  Buildings and improvements                                                                7,167             7,167
  Furnishings and equipment                                                                 1,035             1,005
--------------------------------------------------------------------------------- ---------------- -----------------

                                                                                           11,189            11,159
  Less: accumulated depreciation                                                            4,347             4,128
--------------------------------------------------------------------------------- ---------------- -----------------

                                                                                            6,842             7,031

Cash and cash equivalents                                                                     401               251
Note receivable                                                                               334               382
Other assets                                                                                  348                32
--------------------------------------------------------------------------------- ---------------- -----------------

   Total assets                                                                            $7,925            $7,696
================================================================================= ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                                               $7,091            $5,231
Note payable to affiliate                                                                       -             1,711
Due to General Partner                                                                        299               506
Accrued interest due to General Partner                                                       519               493
Tenants' deposits and other liabilities                                                       235               214
--------------------------------------------------------------------------------- ---------------- -----------------

   Total liabilities                                                                        8,144             8,155
--------------------------------------------------------------------------------- ---------------- -----------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued
   and outstanding                                                                            249                21
  General Partner                                                                           (468)             (480)
--------------------------------------------------------------------------------- ---------------- -----------------

   Total partners' capital (deficit)                                                        (219)             (459)
--------------------------------------------------------------------------------- ---------------- -----------------

   Total liabilities and partners'
    capital (deficit)                                                                      $7,925            $7,696
================================================================================= ================ =================








The accompanying notes are an intregal part of these financial statements.





                                            PROPERTY RESOURCES FUND VI
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30
(Dollars in thousands, except per                                  1996            1995             1996            1995
 share amounts)
-------------------------------------------------------- --------------- --------------- ---------------- ---------------

REVENUE:

  Rent                                                             $513            $479           $1,487          $1,647
  Interest                                                            8               9               27              31
  Dividends                                                           -               -                1               -
-------------------------------------------------------- --------------- --------------- ---------------- ---------------

    Total revenue                                                   521             488            1,515           1,678
-------------------------------------------------------- --------------- --------------- ---------------- ---------------

EXPENSES:
  Interest                                                           27               -               27               -
  Depreciation and amortization                                      81              72              228             220
  Operating                                                         274             254              786             791
  Related party                                                      57              94              222             287
  General and administrative                                          1               -               12              15
-------------------------------------------------------- --------------- --------------- ---------------- ---------------

    Total expenses                                                  440             420            1,275           1,313
-------------------------------------------------------- --------------- --------------- ---------------- ---------------

NET INCOME                                                          $81             $68             $240            $365
======================================================== =============== =============== ================ ===============



Net income allocable to
 limited partners                                                   $77             $65             $228            $347
======================================================== =============== =============== ================ ===============

Net income allocable to
 General Partner                                                     $4              $3              $12             $18
======================================================== =============== =============== ================ ===============

Net  income per $500 limited
 partnership unit-
 based on 21,585 units
 outstanding                                                      $3.57           $3.01           $10.56          $16.08
======================================================== =============== =============== ================ ===============


The accompanying notes are an intregal part of these financial statements.



                                            PROPERTY RESOURCES FUND VI
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                     STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                                    (Unaudited)



                                                             Limited Partners
                                                       ------------------------------
                                                                                        General
(Dollars in thousands)                                     Units          Amount        Partner         Total
------------------------------------------------------ --------------- -------------- ------------ -----------------

Balance, beginning of period                                   21,585            $21       $(480)            $(459)

Net income                                                          -            228           12               240
------------------------------------------------------ --------------- -------------- ------------ -----------------

Balance, end of period                                         21,585           $249       $(468)            $(219)
====================================================== =============== ============== ============ =================


The accompanying notes are an intregal part of these financial statements.



                                            PROPERTY RESOURCES FUND VI
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (Unaudited)




(Dollars in thousands)                                                                          1996           1995
--------------------------------------------------------------------------------------- ------------- --------------
Cash flows from operating activities:
Net income                                                                                      $240           $430
--------------------------------------------------------------------------------------- ------------- --------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 228            293
   (Increase) decrease in other assets                                                         (325)             77
   Increase in accrued interest                                                                   26             58
   Increase (decrease) in tenants' deposits
    and other liabilities                                                                         21           (32)
--------------------------------------------------------------------------------------- ------------- --------------

                                                                                                (50)            396
--------------------------------------------------------------------------------------- ------------- --------------

Net cash provided by operating activities                                                        190            826
--------------------------------------------------------------------------------------- ------------- --------------

Cash flow from investing activities:
   Improvements to rental property                                                              (30)           (97)
   Principal received on note receivable                                                          48            111
--------------------------------------------------------------------------------------- ------------- --------------

Net cash provided by investing activities                                                         18             14
--------------------------------------------------------------------------------------- ------------- --------------

Cash flow from financing activities:
   Origination of note payable                                                                 2,167              -
   Principal payments on notes payable                                                         (307)          (421)
   Principal payments to General Partner                                                     (1,918)          (299)
--------------------------------------------------------------------------------------- ------------- --------------

Net cash used in financing activities                                                           (58)          (720)
--------------------------------------------------------------------------------------- ------------- --------------

Net increase in cash and cash equivalents                                                        150            120

Cash and cash equivalents,
 beginning of period                                                                             251            131
--------------------------------------------------------------------------------------- ------------- --------------

Cash and cash equivalents,
 end of period                                                                                  $401           $251
======================================================================================= ============= ==============


The accompanying notes are an intregal part of these financial statements.

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership. During the nine month period ended September 30, 1996, the Partnership made or accrued the following payments to the General Partner or affiliates:

Property management fees,
 charged to related party expense                                      $74,000
Reimbursement of data processing expenses,
 charged to related party expense                                       12,000
Interest on advances from the General Partner,
 based on the prime rate,
 charged to related party expense                                       26,000
Interest on Promissory note, collateralized
 by the  property Clearlake Village Apartments,
 charged to related party expense                                      110,000
                                                              -----------------

                                                                      $222,000
                                                              =================

NOTE 3 - NOTE RECEIVABLE

On November 15, 1994, the promissory note receivable in the amount of $515,000, collateralized by a second deed of trust against 1600 Dell Avenue Office complex, was amended for a principal paydown of $15,000 and an agreement to pay an additional $35,000 on or before January 31, 1995. Fully amortized principal and interest payments are due monthly in the amount of $9,863 commencing on December 15, 1994 until maturity on November 15, 1999. As of September 30, 1996, the outstanding balance of the note was $334,000.

NOTE 4 - GROUSE RUN APARTMENTS

On October 1, 1994, the Grouse Run note payable was amended. The amendment provides for fixed interest at 9.96%, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the amendment. The note's maturity date was extended to October 1, 1999. As of September 30, 1996, the amended note's face value principal balance was $3,827,000.

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

NOTE 5- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1996, the Partnership paid interest on the note payable to affiliate of $110,000.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE 6 - CLEARLAKE VILLAGE APARTMENTS

On August 12, 1996, the loan collateralized by the property Clearlake Village Apartments and payable to Franklin Resources, Inc. an affiliate of the General Partner (the "Previous Loan") was refinanced and replaced with a new loan (the "Replacement Loan") from an unaffiliated third party, First Union National Bank of North Carolina (the "Lender"). As a condition for the refinance, the Lender required that the Property be held in an entity which owns only one substantial asset. To meet this condition, the Property was contributed to a new entity, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). The sole limited partner of the Subsidiary is the Partnership and the general partner is Property Resources, Inc. The formation of the subsidiary should have no material effect in cash or profit and loss allocations between the Partnership and the General Partner, nor is the amount of any fees payable to the General Partner increased thereby.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine month period ended September 30, 1996 decreased $125,000, or 34%, compared to 1995 primarily as a result of the discontinuance of operations at Space Savers One and Three.

Total revenue for the nine month period ended September 30, 1996 decreased $163,000, or 10%, primarily as a result of a decrease in rental revenue. Rental revenue decreased $160,000, or 10%, primarily due to the end of the leaseback period of Space Savers One and Three in June, 1995. The decrease in rental revenue from Space Savers One and Three was partially offset by an increase in rental revenue of $86,000 by the Partnership's two remaining properties. The increase in rental revenue for the two remaining Partnership properties was attributable to an increase in the average occupancy and rental rates at Clearlake Village Apartments and at Grouse Run Apartments. For the nine month periods ended September 30, 1996 and 1995 the average occupancy rate at Grouse Run Apartments was 92% and 89%, respectively. The occupancy rate at the Clearlake Village Apartments was 94% for both periods.

Total expenses decreased $38,000, or 3%, from $1,313,000 in 1995 to $1,275,000.
The decrease in total expenses was primarily due to a decrease in related party expense, as a result of a decrease in data processing expenses and interest expense on advances from the General Partner and to a decrease in operating expenses of $5,000 primarily due to the end of the leaseback period of Space Savers One and Three in June, 1995. The decrease in operating expense from Space Savers One and Three of $76,000 was partially offset by an increase in operating expense of $71,000 by the Partnership's two remaining properties reflecting increases in maintenance and administrative property expenses.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of September 30, 1996, the Partnership had two operating properties:
Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

As of September 30, 1996, cash and cash equivalents totaled $401,000. As of September 30, 1996, the General Partner had advanced, $299,000 plus accrued interest of $519,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On August 12, 1996, the loan collateralized by the property Clearlake Village Apartments and payable to Franklin Resources, Inc. an affiliate of the General Partner (the "Previous Loan") was refinanced and replaced with a new loan (the "Replacement Loan") from an unaffiliated third party, First Union National Bank of North Carolina (the "Lender"). As a condition for the refinance, the Lender required that the Property be held in an entity which owns only one substantial asset. To meet this condition, the Property was contributed to a new entity, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). The sole limited partner of the Subsidiary is the Partnership and the general partner is Property Resources, Inc. The formation of the Subsidiary should have no material effect in cash or profit and loss allocations between the Partnership and the General Partner, nor is the amount of any fees payable to the General Partner increased thereby.

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

Net cash provided by operating activities for the nine month period ended September 30, 1996 was $190,000, or $636,000 less than the same period in 1995. The decrease in cash flow is primarily attributable to the decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the nine month period ended September 30, 1996, increased $4,000 when compared to the same period in 1995. The increase was due to a decrease in principal payments received from note receivable which was partially offset by a decrease in improvements to rental property.

Net cash used in financing activities for the nine month period ended September 30, 1996, decreased $662,000 when compared to the same period in 1995. The decrease was primarily due to an increase in note payable which was partially offset by an increase in principal payments paid to General Partner.

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


                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Not applicable

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

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


                                             Date:  NOVEMBER 12, 1996