Form 10-K
period 1996-12-31
PROPERTY RESOURCES FUND VI
filed 1997-03-31
CIK 702313

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996. Commission File No. 2-77330


                           PROPERTY RESOURCES FUND VI
             (Exact Name of Registrant as Specified in its Charter)

California                           942838890
--------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification
incorporation or organization)       number)

P.O. Box 7777,                       (415) 312-5824
San Mateo, CA 94403-7777
--------------------------------------------------------------------------
(Address of principal and            Registrant's telephone number,
executive Office)                    including Area Code


Securities registered pursuant to Section 12(b) of Act:*

Title of each class

Limited Partnership Interests
-------------------------------------

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

No market for the shares currently exists and therefore a market value for the Units cannot be determined.

Limited Partnership Units outstanding at March 21, 1996:  21,585

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

As of December 31, 1996, the Partnership had acquired an interest in five real estate assets located in Houston, Texas; San Antonio, Texas; Oklahoma City, Oklahoma; Salt Lake City, Utah; and Campbell, California; as more particularly described in Item 2. Properties. The Partnership later sold the properties located in Salt Lake City, Utah; Campbell, California and San Antonio, Texas.

The real estate business is competitive, and the Partnership is in competition with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership.

The Partnership will be subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses and fixed costs may exceed property revenues; economic conditions may adversely change further in the markets where the Partnership owns property and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise, particularly in older structures; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes,




Item 1. BUSINESS (Continued)

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically has obtained inspection reports concerning the condition of the




Item 1. BUSINESS (Continued)

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





Item 2. PROPERTIES

During its investment phase, the Partnership acquired four existing rental properties and completed construction of a fifth property. The property acquisitions were as follows: Clearlake Village Apartments (formerly Village South) in August, 1982; Waterbury Plaza office complex in December, 1982; Space Savers One and Space Savers Three mini-warehouses in April, 1983; and 1600 Dell Avenue office/warehouse in December, 1983. In July, 1984, the Partnership completed construction of a 244-unit apartment complex known as Grouse Run Apartments in Oklahoma City, Oklahoma. The investment phase of the Partnership is complete and the Partnership does not intend to purchase additional properties. On June 26, 1990, the Waterbury Plaza office complex was lost to foreclosure. On November 16, 1988, 1600 Dell Avenue was sold. On June 6, 1994, Space Savers One and Space Savers Three mini-warehouses were sold, but continued to be operated by the Company for one year after the sale per the terms of a lease-back agreement.

The properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the General Partner, which performs the leasing and management related services for the properties.

The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. Clearlake Village Apartments and Grouse Run Apartments are subject to mortgages as more fully described in the notes to the financial statements included in Item 8. In the opinion of management, the level of insurance coverage is adequate for each property and within industry standards.

CLEARLAKE VILLAGE APARTMENTS

The Clearlake Village Apartments are located in the Clearlake City area of Houston, Harris County, Texas. The apartment complex was completed in 1976. Situated on a 5-acre site, the complex consists of 174 garden style apartments in 14 buildings. Apartment units include 24 two-bedroom, two-bath units of 850 square feet; 40 two-bedroom, one-bath units of 800 square feet; 70 one-bedroom, one-bath units of 670 square feet; and 40 efficiency units of 507 square feet. The property's total net rentable area is 119,580 square feet. As of December 31, 1996, monthly rental rates ranged from $345 to $580 and the occupancy was 91%. Amenities for residents include a 4,000 square foot clubhouse/exercise room, as well as a swimming pool, laundry, and storage facilities. On August 14, 1996, the promissory note payable to Franklin Resources, Inc., the parent of the General Partner, which was collateralized by Clearlake Village Apartments,




Item 2. PROPERTIES (Continued)

CLEARLAKE VILLAGE APARTMENTS (continued)

was paid off with the proceeds of a new loan, which is also collateralized by the Clearlake Village Apartments. The new loan is from an unaffiliated party, carries interest at 8.875% and matures in 2006.

GROUSE RUN APARTMENTS

On August 19, 1983, the Partnership entered into various agreements with Robertson Homes ("RH") a division of the Catwil Corporation. The agreements included a purchase/sale agreement, construction management agreement and an operating management agreement. Pursuant to these agreements, the Partnership acquired a 10-acre site in northwest Oklahoma City and began construction of the Grouse Run Apartments. The construction was completed in phases by RH pursuant to a fixed-price agreement with final completion occurring in July, 1984. The project consists of 31 two-story buildings with a total of 201,524 square feet of leasable area. There are 244 rental units as follows: 120 one-bedroom, one-bath units of 702 square feet, 44 two-bedroom, one-bath units of 871 square feet and 80 two-bedroom, two-bath units of 987 square feet. As of December 31, 1996, monthly rental rates ranged from $270 to $505 per unit and the occupancy was 95%.

A loan modification for the property was negotiated and executed by the lender and the Partnership on October 23, 1990. The effective date of the modification was January 1, 1990. The note had an outstanding principal balance of $5,893,000 which, pursuant to the modification, was segregated into two parts. Part A of the note had an original balance of $4,400,000 and accrued interest at a rate of 9.75% through the end of 1990. Thereafter, the interest rate increased to 10% through 1992. Beginning in 1993 and continuing in 1994 the interest rate increased to 10.5%. Principal and interest payments on this portion of the note were made monthly.

Part B of the note had an original balance of $1,493,000 and accrued interest at the rate of 10.5%. Accrued and unpaid interest on the Part B principal balance was compounded and added to principal monthly. Part B of the note was to be repaid only from 50% of net sale or net refinance proceeds.





Item 2. PROPERTIES (Continued)

GROUSE RUN APARTMENTS (Continued)

On October 1, 1994, the Note Payable was amended. The Amendment replaced the terms of Part A and Part B with a fixed 9.96% interest rate loan, amortized on a 30-year schedule. A principal payment of $800,000 was made by the Partnership concurrent with the effective date of the Amendment. The Amended Note has an original principal balance of $3,884,000 and its maturity date is October 1, 1999. Monthly debt service on the Amended Note was reduced from $40,249 to $33,970.

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Partnership is a party or which any of its properties is the subject, required to be reported hereunder. From time to time, the Partnership may be a party to ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of the fiscal year ended December 31, 1996, which required the vote of security holders.





                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 1996, there were 21,585 limited partnership units outstanding and 1,136 unit holders of record.

There are no dividends. However, the limited partnership unit holders may be entitled to certain cash distributions as provided in the limited partnership agreement.

The units are not freely transferable and no market for the units presently exists or is likely to develop.





Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Partnership is as of, and for the years ended, December 31, 1996, 1995, 1994, 1993 and 1992. The data was derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and related notes included in Item 8.

(Dollars in Thousands,
 except per unit amounts)    1996     1995      1994      1993      1992
----------------------------------------------------------------------------


Total revenue                $2,039    $2,178   $2,614     $2,275    $2,139

Interest expense                $75         -     $324       $608      $631

Depreciation and
  amortization expense         $304      $293     $309       $355      $420

Operating expenses           $1,055    $1,054   $1,163     $1,088    $1,067

Related party expenses         $254      $379     $382       $369      $371

General and
 administrative
 expenses                       $21       $22      $45        $40       $36

Gain on note
 restructure                      -         -     $272          -         -

Net income (loss)              $330      $430     $663     $(185)    $(386)

Total assets                 $7,809    $7,696   $7,960     $9,848   $10,065

Notes payable                $6,986    $6,942   $7,363    $10,108   $10,189

Net income (loss)
 per unit1                   $14.50    $18.95   $29.56    $(8.15)  $(17.00)

Number of limited
 partnership units
 outstanding                 21,585    21,585   21,585     21,585    21,585



1Per $500 limited partnership unit outstanding, exclusive of amounts allocable to the General Partner.





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Net income for the year ended December 31, 1996 was $330,000, a decrease of $100,000 as compared to net income of $430,000 in 1995. The decrease in net income was primarily a result of the end of the lease back period of Space Savers One and Three in June 1995 and other factors as more fully described below.

Total revenue for the year ended December 31, 1996, decreased $139,000, or 6%, compared to 1995 primarily as a result of the reduced revenues after the end of the lease back period of Space Savers One of $245,000 which was partially offset by an increase in rental revenue at the remaining two properties of the Partnership of $78,000. The increase in rental revenue at the Partnership's two remaining properties resulted from an increase in the rental rates at the properties and to an increase in the average occupancy rate at the Grouse Run Apartments. The average occupancy rate at the Grouse Run Apartments increased from 89% in 1995 to 93% in 1996. Clearlake Village Apartment's average occupancy rate remained at 94%. In addition, interest revenue decreased $6,000 due to the reduced balance of the note receivable.

Total expenses for the year ended December 31, 1996, decreased $39,000, or 2%, from $1,748,000 in 1995 to $1,709,000 in 1996. The decrease in total expenses in 1996 was primarily attributable to a decrease in related party expenses of $125,000 as a result of a decrease in accounting and data processing expenses, interest earned on advances due to the reduced balance of advances from the General Partner and interest earned on the note payable to affiliate due to the note being paid off in August, 1996. Interest expense increased $75,000 in 1996 as a result of the note payable to affiliate being paid in full from the proceeds of a new loan from an unaffiliated lender.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Partnership had two operating properties: Clearlake Village Apartments, and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee, and all Partnership properties are subject to mortgages, as more fully described in note 4 to the financial statements included in Item 8.

As of December 31, 1996, cash and cash equivalents totaled $279,000. As of December 31, 1996, the General Partner had advanced, $153,000 plus accrued interest of $524,000, to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership, as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.







Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The note receivable collateralized by a second deed of trust on the 1600 Dell Avenue Office requires monthly principal and interest payments of $9,863 until maturity on November 15, 1999.

On August 12, 1996, the note payable to affiliate, collateralized by the Clearlake Village Apartments, was repaid from the proceeds of a new loan from an unaffiliated lender. In connection with the new loan, the Partnership formed Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary") and contributed its fee interest in Clearlake Village Apartments to the Subsidiary. Although the General Partner of the Partnership is a 1% sole General Partner in the Subsidiary, the partnership agreement of the Subsidiary is structured such that no economic benefit accrues to the General Partner as a result of the asset contribution. Accordingly, the minority interest of the Subsidiary's General Partner has not been accounted for in the accompanying consolidated financial statements.

The Partnership presently believes that funds available from improved operations and from its note receivable due in 1999 will permit it to repay advances owed to the General Partner. The Partnership also believes that the present trend toward improved operations at its properties will permit it to repay the Grouse Run note payable due in 1999 either from the sale of the property or a loan refinancing. Furthermore, although management is not currently marketing the properties for sale, a sale of one or both of the properties may ocur as early as 1998.

IMPACT OF INFLATION
The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.






Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                       PAGE

Report of Independent Accountants

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the Years
   Ended December 31, 1996, 1995 and 1994

Statements of Partners' Capital (Deficit) for the
   Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Schedule III - Real Estate and Accumulated
   Depreciation




All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




                       REPORT OF INDEPENDENT ACCOUNTANTS




The Partners
Property Resources Fund VI


We have audited the consolidated financial statements and the financial statement schedule of Property Resources Fund VI as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, as listed in the index to finanicial statements and schedules on page 13 of Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of Property Resources Fund VI's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Resources Fund VI as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                    COOPERS & LYBRAND L.L.P.


San Francisco, California
January 17, 1997







                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


(Dollars in thousands, except per share amounts)             1996         1995
-------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                     $2,239       $2,239
  Land improvements                                           763          748
  Buildings and improvements                                7,174        7,167
  Furnishings and equipment                                 1,041        1,005
-------------------------------------------------------------------------------
                                                           11,217       11,159
  Less: accumulated depreciation                            4,420        4,128
-------------------------------------------------------------------------------
                                                            6,797        7,031

Cash and cash equivalents                                     279          251
Note receivable                                               320          382
Other assets, net                                             413           32
-------------------------------------------------------------------------------
   Total assets                                            $7,809       $7,696
===============================================================================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
Notes payable                                              $6,986       $5,231
Note payable to affiliate                                       -        1,711
Advances from General Partner                                 153          506
Accrued interest due to General Partner                       524          493
Deposits and other liabilities                                275          214
-------------------------------------------------------------------------------
   Total liabilities                                        7,938        8,155
-------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units
  issued and outstanding                                      334           21
  General Partner                                           (463)        (480)
-------------------------------------------------------------------------------
   Total partners' capital (deficit)                        (129)        (459)
-------------------------------------------------------------------------------
   Total liabilities and partners'
    capital (deficit)                                      $7,809       $7,696
===============================================================================






          The accompanying notes are an integral part of these consolidated financial statements.





                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(Dollars in thousands, except per unit amounts)          1996     1995      1994
--------------------------------------------------------------------------------

REVENUE:
  Rent                                                 $2,000   $2,133    $2,363
  Interest  and dividends                                  39       45        52
  Gain on sale of rental property                           -        -       199
--------------------------------------------------------------------------------
    Total revenue                                       2,039    2,178     2,614
--------------------------------------------------------------------------------

EXPENSES:
  Interest, other than related party                       75        -       324
  Depreciation and amortization                           304      293       309
  Operating                                             1,055    1,054     1,163
  Related party                                           254      379       382
  General and administrative                               21       22        45
--------------------------------------------------------------------------------
    Total expenses                                      1,709    1,748     2,223
--------------------------------------------------------------------------------

Income before gain on note restructuring                  330      430       391
Gain on note restructuring                                  -        -       272
--------------------------------------------------------------------------------
NET INCOME                                               $330     $430      $663
================================================================================


Net income allocable to limited partners                 $313     $409      $638
================================================================================

Net income allocable to General Partner                   $17      $21       $25
================================================================================

Net income per $500 limited
 partnership unit-based
 on 21,585 units outstanding
 and net of income allocable
 to the General Partner                                $14.50   $18.95    $29.56
================================================================================
Gain on note restructuring per $500
 limited partnership unit-based on 21,585
 units outstanding and net of gain on
 note restructuring allocable
 to General Partner                                      $  -     $  -    $11.97
================================================================================

          The accompanying notes are an integral part of these consolidated financial statements.





                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       LIMITED PARTNERS      General
(Dollars in thousands)                  Units    Amount      Partner     Total

Balance, December 31, 1993              21,585  $(1,026)     $(526)   $(1,552)

Net income                                   -       638         25        663
-------------------------------------------------------------------------------
Balance, December 31, 1994              21,585     (388)      (501)      (889)

Net income                                   -       409         21        430
-------------------------------------------------------------------------------
Balance, December 31, 1995              21,585        21      (480)      (459)

Net income                                   -       313         17        330
-------------------------------------------------------------------------------
Balance, December 31, 1996              21,585      $334     $(463)     $(129)
===============================================================================














          The accompanying notes are an intregal part of these consolidated financial statements.





                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(Dollars in thousands)                                 1996     1995     1994
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                             $330     $430     $663
------------------------------------------------------------------------------
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                        304      293      309
   Amortization of capitalized interest
     on debt restructuring                                -        -    (284)
   Gain on sale of rental property                        -        -    (199)
   Gain on note restructuring                             -        -    (272)
   (Increase) decrease in other assets                (260)       77       66
   Increase in accrued interest                          31       58      237
   Increase (decrease) in deposits
     and other liabilities                               61     (32)       25
------------------------------------------------------------------------------
                                                        136      396    (118)
------------------------------------------------------------------------------
Net cash provided by operating activities               466      826      545
------------------------------------------------------------------------------
Cash flow from investing activities:
   Improvements to rental property                     (58)     (97)     (77)
   Principal payments on note receivable                 62      111       72
   Proceeds from sale of rental property                  -        -      294
------------------------------------------------------------------------------
Net cash provided by investing activities                 4       14      289
------------------------------------------------------------------------------
Cash flow from financing activities:
   Proceeds from note payable                         2,167        -        -
   Increase in deferred loan costs                    (133)        -        -
   Principal payments on notes payable              (2,123)    (421)    (936)
   (Payments to) advances from General Partner        (353)    (299)      117
------------------------------------------------------------------------------
Net cash used in financing activities                 (442)    (720)    (819)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                28      120       15
Cash and cash equivalents,
 beginning of year                                      251      131      116
------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                                           $279     $251     $131
==============================================================================

          The accompanying notes are an intregal part of these consolidated financial statements.





                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Property Resources Fund VI (the "Partnership") is a California limited partnership formed on May 3, 1982 for the purpose of investing in income-producing real estate. Property Resources, Inc. is the General Partner.

As of December 31, 1996, there were 21,585 limited partnership units outstanding. The units are not freely transferable and no public market for the units exists or is likely to develop.

As of December 31, 1996, the Partnership owned garden-style apartment rental properties aggregating 418 units including Clearlake Village Apartments, located in Houston, Texas, and Grouse Run Apartments, located in Oklahoma City, Oklahoma. As discussed in Note 4, the fee interest in Clearlake Village Apartments is held through a consolidated subsidiary.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiary, Property Resources Fund VI Subsidiary, L.P. (Note 4). All significant intercompany accounts and transactions have been eliminated.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RENTAL PROPERTY
Rental property is stated at cost, adjusted for write-downs for impairment, and depreciated using the straight-line method over 10 to 20 years for land improvements, 10 to 35 years for buildings and improvements and 4 to 5 years for furnishings and equipment. Significant improvements and betterments are capitalized. The cost and related accumulated depreciation of assets sold are removed from the accounts and any gain or loss is reflected in operations. Maintenance, repairs and minor renewals are charged to expense when incurred.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. In 1986 and 1987, the Partnership recorded reductions in the carrying amounts of Clearlake Village Apartments and Grouse Run Apartments to state the




                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


carrying amounts at fair value at the date of the adjustments. As of December 31, 1996, management believes that estimated gross undiscounted cash flows exceed the current carrying amount; however, there can be no assurance that the eventual sale of the rental properties, which may occur as early 1998, will not result in additional losses.

CASH AND CASH EQUIVALENTS
The Partnership classifies all highly liquid investments with original maturities of three months or less from the date acquired as cash equivalents.

INCOME TAXES
Under federal and state income tax regulations, the income or loss of a partnership flows through to the partners and is reported on their individual income tax returns; accordingly, no provision for income taxes is made in these consolidated financial statements.

OTHER ASSETS
Other assets includes deferred loan fees that are amortized over the life of the related loan which approximates the effective interest method. At December 31, 1996, other assets also includes impound accounts held by the lender of the note payable collateralized by the Clearlake Village Apartments for real estate taxes, insurance and capital improvements.

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

REVENUE RECOGNITION
The properties are leased to tenants under short-term operating leases for typically six to twelve month periods. Revenue is recognized as earned.






                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

ALLOCATIONS TO PARTNERS
The limited partnership agreement provides for the following allocations to partners:

    Cash available for distribution from operations, as defined, is allocated 95% to the limited partners in the ratio of capital contributions and 5% to the General Partner as a partnership management fee.

    Income and losses from operations are allocated 95% to the limited partners in the ratio of their capital contributions and 5% to the General Partner.

    Net proceeds from the refinancing of debt or sale of partnership property are allocated first to the limited partners in an amount which when added to prior distributions will equal capital contributions plus a specified return ranging from 6% to 10% per annum on adjusted invested capital, as defined. After payment of a subordinated real estate commission to the General Partner, any remaining proceeds are allocated 85% to the limited partners and 15% to the General Partner.

TRANSACTIONS WITH GENERAL PARTNER
Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership summarized as follows.

(Dollars in thousands)                                1996    1995     1994
----------------------------------------------------------------------------

Property management fees,
 charged to related party expense                      $99     $96      $96

Reimbursement for accounting
 and data processing expenses,
 charged to related party expense                      $14     $44      $53

Interest on advances from the General Partner,
 charged to related party expense                      $30     $59      $52

Interest on promissory note collateralized by
 the property Clearlake Village Apartments,
 charged to related party expense                     $111    $180     $181


Advances from the General Partner bear interest at the prime rate, which was 8.25% at December 31, 1996, and are due on demand.






                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

A promissory note payable to Franklin Resources, Inc., the parent of the General Partner, which was collateralized by the Clearlake Village Apartments was paid off on August 12, 1996 from the proceeds of a new loan from an unaffiliated lender (Note 4).

ADVANCES FROM GENERAL PARTNER
As of December 31, 1996, the General Partner had advanced $153,000 to the Partnership to pay for various capital improvements and to support operating cash flow deficits. The General Partner presently intends to continue to make such advances to the Partnership, as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

NOTE 3 - NOTE RECEIVABLE

The note receivable collateralized by a second deed of trust on the 1600 Dell Avenue Office requires monthly principal and interest payments of $9,863 until maturity on November 15, 1999.

NOTE 4 - NOTES PAYABLE

In thousands                                                1996       1995
----------------------------------------------------------------------------

CLEARLAKE VILLAGE APARTMENTS
 Note payable, collateralized by deed of trust,
bearing interest at a fixed rate of
8.875%, monthly principal and interest
payments of $17,571 until maturity in 2006.                $2,162          -

GROUSE RUN APARTMENTS Amended note payable,
 collateralized by deed of trust,
bearing interest at a fixed rate of
 9.96%, monthly principal payments of $33,970
until maturity in 1999. See below.                         4,824      5,231
                                                     =======================
                                                          $6,986     $5,231
                                                     =======================

On August 12, 1996, the note payable to affiliate, collateralized by the Clearlake Village Apartments, was repaid from the proceeds of a new loan from an unaffiliated lender. In connection with the new loan, the Partnership formed Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary") and contributed its fee interest in Clearlake Village Apartments to the Subsidiary. Although the General Partner of the Partnership is a 1% sole General Partner in the Subsidiary, the partnership agreement of the Subsidiary is structured such that no economic benefit accrues to the General Partner as a result of the asset contribution. Accordingly, the minority interest of the Subsidiary's General Partner has not been accounted for in the accompanying consolidated financial statements.






                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - NOTES PAYABLE (CONTINUED)

On October 1, 1994, the Grouse Run note payable was amended. The amendment was accounted for as a troubled debt restructuring and, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note.

Aggregate principal payments required in future years are as follows:

(Dollars in thousands)
1997                                        427
1998                                        429
1999                                      4,032
2000                                         26
2001                                         28
Thereafter                                2,044
------------------------------------------------
                                         $6,986
================================================

NOTE 5 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Interest paid on notes payable for the years ended December 31, 1996, 1995 and 1994, was $169,000, $179,000 and $601,000, respectively.

Approximately $185,000 of accrued and unpaid interest was capitalized to principal on the notes payable for the year ended December 31, 1994.







                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - RECONCILIATION TO FEDERAL INCOME TAX BASIS OF ACCOUNTING (UNAUDITED)

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the accompanying financial statements are as follows:

----------------------------------------------------------------------------
(Dollars in thousands)                           1996       1995       1994
----------------------------------------------------------------------------

Net income - financial statements                $330       $430       $663
Differences resulting from:
  Depreciation                                   (53)      (106)      (249)
  Interest expense                              (374)      (475)          -
  Amortization of capitalized interest
   on debt restructuring                            -          -      (284)
  Gain on disposition of property                  36         65        211
  Gain on restructuring of note                     -          -      1,857
  Other                                          (32)          -          1
============================================================================
Net income (loss) income tax method             $(93)      $(86)     $2,199
============================================================================

Net taxable income (loss) per limited
  partnership unit and net of amounts
   allocable to the General Partner           $(4.33)    $(3.66)    $104.38
============================================================================

                                    RESTATED
----------------------------------------------------------------------------
(Dollars in thousands)                          1996       1995       1994
----------------------------------------------------------------------------
Partners' capital
 (deficit) - financial statements              $(129)     $(459)     $(889)
Differences resulting from:
  Depreciation                                (4,911)    (4,853)    (4,767)
  Interest Expense                              (849)      (473)          -
  Gain on disposition of property               (186)      (222)      (287)
  Write-down on rental property                 1,452      1,452      1,452
  Note restructuring                            2,028      2,028      2,028
  Note restructuring basis adjustment         (2,305)    (2,285)    (2,129)
============================================================================
Partners' capital (deficit)
 income tax method                           $(4,900)   $(4,802)   $(4,592)
============================================================================





============================================================================================================
                                         PROPERTY RESOURCES FUND VI
============================================================================================================
                                   SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                      AS OF, AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                           (Dollars in thousands)




                                         COST CAPITALIZED
                      INITIAL             SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                     COST TO FUND           ACQUISITION          CARRIED AT CLOSE OF PERIOD



                                                                                                                Life on Which
                                                                                        Accum-  Date            Depreciation
                                                                   Buildings            ulated  of              in Latest
                                                                      and               Depre-  cons-           Operations
              Encum-            Build-  Improve-  Carrying         Improve-              cia-   truc-   Date    Statement is
Description   brances   Land     ings     ments    Costs    Land     ments     Total     tion   tion  Acquired  Computed


174 unit
apartment
complex in
Houston,
Texas           $2,162    $999   $3,662     $397         -    $999    $2,833    $3,832  $1,738 1976     08/82   (2)

244 unit
apartment
complex
Oklahoma
City,
Oklahoma         4,824   1,240    6,562      474         -   1,240     6,145     7,385   2,682 1984     07/84   (2)
--------------------------------------------------------------------------------------------------------------------------

                $6,986  $2,239  $10,224     $871         -  $2,239    $8,978   $11,217  $4,420
                                                                             (1),(3),(4)   (5)
==========================================================================================================================



R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1) The aggregate cost for federal income tax purposes is $12,669

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

(4) RECONCILIATION OF REAL ESTATE
                                            1996      1995     1994
                                        -----------------------------

Balance at beginning of period            $11,159  $11,062   $13,916

Dispositions                                    -        -   (2,931)

Additions during period:

Improvements                                   58       97        77
                                        -----------------------------

Balance at end of period                  $11,217  $11,159   $11,062
                                        =============================

(5) RECONCILIATION OF ACCUMULATED DEPRECIATION
    ------------------------------------------
                                            1996      1995     1994
                                        -----------------------------

Balance at beginning of period             $4,128   $3,841    $4,943

Dispositions                                    -        -   (1,398)

Depreciation expense for the period           292      287       296
                                        -----------------------------

Balance at end of period                   $4,420   $4,128    $3,841
                                        =============================






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

NAME                       POSITION
David P. Goss              Chief Executive Officer,
                            President and a Director
Charles B. Johnson         Director
Rupert H. Johnson, Jr.     Director
Charles E. Johnson         Director
Richard S. Barone          Senior Vice President - Legal
                            and Secretary
Martin L. Flanagan         Vice President - Finance and
                            Chief Financial Officer
Mark A. TenBoer            Vice President - Asset Management
David P. Rath              Vice President - Asset Management
David N. Popelka           Vice President - Asset Management

Principal officers of the subsidiary of the General Partner, Continental Property Management Co., are as follows:

Thomas J. Bennett          President,  Chief Financial Officer and Sole
                           Director
Charles L. Gee             Senior Vice President and Secretary

     DAVID P. GOSS, age 49, is Chief Executive Officer, President and Director of the General Partner (1987 to date). He is also Chief Executive Officer, President and Director of Property Resources Equity Trust (1987 to date), Franklin Properties, Inc. (1988 to date) and Franklin Select Realty Trust (1989 to date). Previously, he was Corporate Counsel of Franklin Resources, Inc. Prior to joining Franklin Resources, Inc., Mr. Goss served as Senior Vice President -Legal of a real estate investment and property management company. Prior to that, he was with the Securities and Exchange Commission in San Francisco, California. Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law. He is a registered principal with the National Association of Securities Dealers, Inc.

     CHARLES B. JOHNSON, age 64, has served since 1985 as a Director of the General Partner. He is also President and a Director of Franklin Resources, Inc. and Franklin/Templeton Distributors, Inc.; Chairman of the Board and a Director of Franklin Advisers, Inc. and Franklin Asset Management Systems; President, Treasurer and a Director of Franklin Energy Corporation; and a Director of Franklin Institutional Services Corporation, Franklin Trust Company, Franklin/Templeton Investor Services, Inc., Franklin Bank, F.S. Capital Group, F.S. Properties, Inc., and Franklin Agency, Inc. He is also and officer and/or director, trustee or managing general partner, as the case may be, of most of the investment companies in the Franklin/Templeton Group of Funds. Mr. Johnson graduated from Yale University in 1954 where he received a B.A. degree in Economics. He is a registered securities principal with the National Association of Securities Dealers, Inc.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE ADVISOR (Continued)

       RUPERT H. JOHNSON, JR., age 56, has served since 1990 as Executive Vice President of Franklin Resources, Inc. He is also Executive Vice President and a Director of Franklin/Templeton Distributors, Inc.; President and a Director of Franklin Advisers, Inc.; Chairman of the Board and a Director of Franklin Management, Inc. and Franklin Institutional Services Corporation; Vice President and a Director of Franklin Asset Management Systems; Executive Vice President, Senior Investment Officer and a Director of Franklin Trust Company; Vice President of BWC Management Company; and a Director of Franklin/Templeton Investor Services, Inc., Franklin Agency, Inc., Franklin Energy Corporation, Franklin Bank, Franklin Properties, Inc., and the General Partner. He also currently serves as a Director or Trustee and Vice President of most of the mutual funds in the Franklin/Templeton Group of Funds. Mr. Johnson received a B.A. degree from Washington & Lee University. He is a registered principal with the National Association of Securities Dealers, Inc.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers.

       CHARLES E. JOHNSON, age 40, is President and Chief Executive Officer of Templeton Worldwide, Inc. This company provides investment advisory services with respect to both international equity and fixed income securities, largely based upon fundamental research and a flexible policy of seeking undervalued securities throughout the world. Templeton Worldwide, Inc. employs more than 50 investment professionals worldwide and maintains marketing and/or research offices in over 15 separate countries. Mr. Johnson is also a Senior Vice President and Director of Franklin Resources, Inc., the parent company of the Templeton organization. He also services as a Director and/or Officer of many of the various Franklin and Templeton mutual funds and subsidiaries. He received a Masters degree in Business Administration from the Harvard University Graduate School of Business. He is a Certified Public Accountant and was previously affiliated with the accounting firm of Coopers & Lybrand in Los Angeles. He graduated with honors from the University of California at Los Angeles, earning a Bachelor of Arts degree in Economics.

     RICHARD S. BARONE, age 46, is Senior Vice President - Legal and Secretary of the General Partner (1988 to date). He is also Secretary of Franklin Properties, Inc., Property Resources Equity Trust and Franklin Select Realty Trust (1989 to date). He is also Senior Vice President - Legal of Franklin Properties, Inc. (1988 to date) and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Previously, Mr. Barone was employed by the Robert A. McNeil Corporation as Corporate Counsel from 1982 until June, 1987, during which period he also held the positions of Vice President-Legal (1984 to 1987) and Secretary (1986 to 1987). Prior to 1982, he was in a private law practice in San Mateo, California. Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE ADVISOR (Continued)

       MARTIN L. FLANAGAN, age 36, is Vice President - Finance and Chief Financial Officer of the General Partner, Property Resources Equity Trust and Franklin Properties, Inc., Inc. (1993 to date). He is also Senior Vice President, Chief Financial Officer and Treasurer of Franklin Resources, Inc.; Senior Vice President and Treasurer of Franklin/Templeton Distributors, Inc., Franklin Advisers, Inc., and Franklin Institutional Services Corporation; Treasurer of Franklin Management, Inc., and Franklin Trust Company; Senior Vice President of Franklin/Templeton Investor Services, Inc. and Franklin Agency, Inc.; a Director of Templeton/National Bank of Greece Management (Luxembourg), Templeton Investment Management (Singapore), Templeton Investment Management (Hong Kong), Templeton Funds Investment Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Holding Ltd., Templeton/Franklin Investment Services, Inc., Templeton Life Assurance Ltd., Templeton Quantitative Advisors, Inc., Templeton Emerging Markets, Templeton Management (Luxembourg), Templeton Unit Trust Managers, Ltd., and Templeton Investment Management, Ltd. (Edinburgh); Executive Vice President, Chief Operating Officer and a Director of Templeton Worldwide, Inc. and Templeton International, Inc.; Executive Vice President and a Director of T.G.H. Holdings, Ltd.; Chairman of the Board of Templeton Global Strategic Services, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; President and Chief Executive Officer of Templeton Global Investors; and Executive Vice President and a Director of Templeton, Galbraith & Hansberger, Ltd. and Templeton Investment Counsel, Inc. From 1982 to 1983, he was an auditor for Arthur Andersen & Company. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

       MARK A. TENBOER, age 40, is Vice President - Asset Management for the General Partner, Property Resources, Inc. (1991 to date). He is also Vice President - Finance and Chief Financial Officer of Franklin Select Realty Trust (1993 to date). From 1983 to 1991 he was Director - Portfolio Management and Controller of the General Partner and Franklin Properties, Inc. Previous to his employment with the General Partner he was associated with Genstar Corporation as Supervisor - Internal Audit from 1980 to 1983 and with Deloitte Haskins & Sells as an auditor from 1978 to 1980. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant and a real estate broker.

       DAVID P. RATH, age 48, has served since 1992 as the Vice President - Asset Management for the General Partner, Property Resources, Inc. Previously, he was Assistant Vice President - Research and Analysis for Franklin Properties, Inc. Mr. Rath operated his own real estate investment company, Rath Investments, from 1987 to 1990. From 1980 to 1987, he was a partner with Edgewood Holdings Corporation which acquired, managed and disposed of U.S. investment real estate for foreign clients. From 1972 to 1980, Mr. Rath worked for the Dailey Mortgage Company, Bank of America and Redwood Bank and focused on mortgage banking, real estate investment trust advisory services and construction lending, respectively. Mr. Rath received a B.S. degree in Mechanical Engineering from Bucknell University and an Masters degree in Business Administration from the University of California at Berkeley Graduate School of Business.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE ADVISOR (Continued)


       DAVID N. POPELKA, age 44, has served since 1992 as Vice President - Asset Management for the General Partner, Property Resources, Inc. Prior to joining the General Partner, Mr. Popelka was Vice President Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received a Masters degree in Business Administration from the University of Washington Graduate School of Business. He has been a guest lecturer on real estate investments and finance at Golden Gate University. Mr. Popelka is a real estate broker licensed by the State of California.

       THOMAS J. BENNETT, age 48, has served since 1988 as the President of Continental and since 1989 as sole Director and Chief Financial Officer of Continental. Previously, he served as Regional Vice President, Utah Region, of Continental. From 1983 to 1986, Mr. Bennett was employed as Senior Property Manager with Prowswood Ltd., in Utah, and the Irvine Company, Irvine, California. He is a graduate of California State University at Long Beach and is a Certified Property Manager of the Institute of Real Estate Management.

       CHARLES L. GEE, age 50, has served since 1991 as the Senior Vice President of Continental and as Secretary of Continental since 1989. From 1986 to 1991, he held the office of Vice President for Continental. Mr. Gee was previously the Director of Operations for Prometheus Management Group of San Mateo, a real estate management firm (1983 to 1985). From 1979 to 1983, he was employed by two other real estate companies in the San Francisco Bay Area. Mr. Gee is a Certified Property Manager by the Institute of Real Estate Management.

Item 11. EXECUTIVE COMPENSATION

The Partnership is a limited partnership and has no officers or directors who were paid any direct remuneration. As discussed in Item 13 below, however, the Partnership is managed by its General Partner and does pay for various services provided by the General Partner.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person is known by the Registrant to own beneficially, more than five percent (5%) of the Units.

The Partnership is a limited partnership and has no officers or directors. As of December 31, 1996, no director, officer or employee of the General Partner, performing functions similar to those of an officer, beneficially owned, either directly or indirectly, any partnership units.

The Partnership pays fees for various services provided by the General Partner to the Partnership. In connection with the formation of the Partnership, Property Resources, Inc. contributed $3,000 to the capital of the Partnership. Property Resources, Inc. will receive compensation in the following amounts for the following services rendered (capitalized terms are defined in the Certificate and Agreements of Limited Partnership as set forth in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and are incorporated herein by reference):

      1. For management of the Partnership properties, Continental Property Management Co. (CPMC), an affiliate of Property Resources, Inc., is entitled to receive a monthly management fee equal to 5% of the monthly collected gross revenues. However, such amounts are not to exceed the prevailing rates for comparable services in the localities where the properties are located. In 1996, property management fees of $99,000 were accrued or paid to CPMC.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)


      2. As compensation for its services in managing the Partnership, Property Resources, Inc. is entitled to receive partnership management fees equal to 5% of the Adjusted Funds Provided by Operations After Debt Service. In 1996, no partnership management fees were paid to Property Resources, Inc.

      3. As compensation to the General Partner in connection with the sale of the Partnership properties, the General Partner is entitled to receive a Subordinated Real Estate Commission from the Partnership. The Subordinated Real Estate Commission shall not exceed the lesser of (i) a percentage of the gross sales price of the property sold equal to one-half of the normal competitive rate charged for similar services by unaffiliated parties that render such services as an ongoing public activity in the same geographic location for comparable property; or (ii) three percent (3%) of the gross sales price of the property. The payment of the commission is also subject to other requirements as set forth in Paragraph 9.5 of the Limited Partnership Agreement. The payment of the Subordinated Real Estate Commission shall be made only after the Limited Partners receive an aggregate amount, in cash, which when added to prior Distributions, equal (i) to the total Original Invested Capital of the Limited Partners plus (ii) a per annum return on their Adjusted Invested Capital equal to six percent (6%) in the Partnership's first calendar year or a portion thereof, increasing annually in an amount of one percent (1%) until it reaches the rate of ten percent (10%) in the fifth year, then ten percent (10%) per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. In 1996, no Subordinated Real Estate Commissions were paid to the General Partner.

      4. As additional compensation for services rendered in connection with the management and operation of the Partnership, the General Partner shall be entitled to receive a Subordinated Incentive Fee equal to 15% of the Cash From Sales or Refinancing remaining after the Partnership has distributed to the Limited Partners an aggregate amount which when added to prior Distributions to Holders is equal to: (i) the total of Original Invested Capital plus (ii) a per annum return on their Adjusted Invested Capital equal to 6% in the Partnership's first calendar year or portion thereof, increasing annually in an amount of 1% until it reaches a rate of 10% in the fifth year, then 10% per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. No Incentive Fees were paid to the General Partner in 1996.

      5. Net income and net loss of the Partnership is allocated 5% to the General Partner and 95% to the Limited Partners.

      6. Under the Limited Partnership Agreement, the General Partner may receive reimbursement for certain expenses incurred on behalf of the Partnership. In 1996, the General Partner was reimbursed $14,000 for accounting and data processing costs and services provided to the Partnership.

Advances from the General Partner at December 31, 1996, totaled $153,000 plus accrued interest of $524,000. Interest on advances is accrued at the prime rate, which was 8.25% at December 31, 1996. The advances are due on demand. Interest expense on advances for the year ended December 31, 1996 was $30,000.

A promissory note payable to Franklin Resources, Inc., an affiliate of the General Partner, which was collateralized by the Clearlake Village Apartments was paid in full on August 12, 1996. Interest expense on this note payable for the year ended December 31, 1996 was $111,000.

The Partnership has not issued any warrants, options or rights to purchase its securities. No officer or member of management of the General Partner is indebted to the Partnership. There were no transactions in which any of the following persons had or is to have a direct or indirect material interest other than that set forth above: (i) any officer, director or nominee for election as director of the General Partner; (ii) any security holder owning more than 5% of the Partnership's securities; or (iii) any relative or spouse of any of the


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

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


                               PROPERTY RESOURCES FUND VI
                               (Registrant)


Date:    3/27/97                    By:   /S/ DAVID P. GOSS
                                    David P. Goss
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                  DATE



                               Chief Executive
/s/ David P. Goss                  Officer                 3/27/97
-----------------------                                    -------------------
David P. Goss


/s/ Charles B. Johnson             Director                3/27/97
-----------------------                                    -------------------
Charles B. Johnson


/s/ Rupert H. Johnson              Director                3/27/97
-----------------------                                    -------------------
Rupert H. Johnson, Jr.


/s/ Charles E. Johnson             Director                3/27/97
-----------------------                                    -------------------
Charles E. Johnson