Form 10-Q
period 1997-03-31
PROPERTY RESOURCES FUND VI
filed 1997-05-15
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 31, 1997
                              --------------------------------------------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              --------------------------------------------------

Commission file number 2-77330
                      ----------------------------------------------------------


                           Property Resources Fund VI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                CALIFORNIA                                94-2838890
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


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

Limited Partnership Units Outstanding as of March 31, 1997:  21,585



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (Unaudited)


(Dollars in thousands, except per share amounts)                1997      1996
-------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                        $2,239    $2,239
  Land improvements                                              781       763
  Buildings and improvements                                   7,174     7,174
  Furnishings and equipment                                    1,043     1,041
-------------------------------------------------------------------------------

                                                              11,237    11,217
  Less: accumulated depreciation                               4,492     4,420
-------------------------------------------------------------------------------

                                                               6,745     6,797

Cash and cash equivalents                                        298       279
Note receivable                                                  306       320
Other assets                                                     318       413
-------------------------------------------------------------------------------

   Total assets                                               $7,667    $7,809
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                  $6,879    $6,986
Advances from General Partner                                     84       153
Accrued interest due to General Partner                          526       524
Deposits and other liabilities                                   195       275
-------------------------------------------------------------------------------

   Total liabilities                                           7,684     7,938
-------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units
   issued and outstanding                                        440       334
  General Partner                                              (457)     (463)
-------------------------------------------------------------------------------

   Total partners' capital (deficit)                            (17)     (129)
-------------------------------------------------------------------------------

   Total liabilities and
    partners' capital (deficit)                               $7,667    $7,809
===============================================================================








  The accompanying notes are an intregal part of these financial statements.

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)




(Dollars in thousands, except per share amounts)                 1997     1996
-------------------------------------------------------------------------------

REVENUE:

  Rent                                                           $507     $480
  Interest and dividends                                           10       10
-------------------------------------------------------------------------------

    Total revenue                                                 517      490
-------------------------------------------------------------------------------

EXPENSES:
  Interest, other than related party                               48        -
  Depreciation and amortization                                    75       74
  Operating                                                       241      258
  Related party                                                    33       83
  General and administrative                                        8        6
-------------------------------------------------------------------------------

    Total expenses                                                405      421
-------------------------------------------------------------------------------

NET INCOME                                                       $112      $69
===============================================================================



Net income allocable to limited partners                         $106      $66
===============================================================================

Net income allocable to General Partner                            $6       $3
===============================================================================

Net income per $500 limited partnership unit-
  based on 21,585 units outstanding                             $4.91    $3.06
-------------------------------------------------------------------------------












  The accompanying notes are an intregal part of these financial statements.




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)




(Dollars in thousands)                                          1997      1996
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                      $112       $69
-------------------------------------------------------------------------------

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                  75        74
   (Increase) decrease in other assets                            92      (73)
   Increase in accrued interest                                    2        10
   Decrease in deposits and other liabilities                   (80)      (73)
-------------------------------------------------------------------------------

                                                                  89      (62)
-------------------------------------------------------------------------------

Net cash provided by operating activities                        201         7
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                              (20)       (8)
   Principal received on note receivable                          14        13
-------------------------------------------------------------------------------

Net cash (used in) provided by investing activities              (6)         5
-------------------------------------------------------------------------------

   Principal payments on notes payable                         (107)     (105)
   Principal payments to General Partner                        (69)      (69)
-------------------------------------------------------------------------------

Net cash used in financing activities                          (176)     (174)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                                 19     (162)

Cash and cash equivalents,
 beginning of period                                             279       251
-------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                                                  $298       $89
===============================================================================







  The accompanying notes are an intregal part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of Property Resources Fund VI (the `Partnership') have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Partnership's 1996 10-K has been omitted

NOTE 2 - CLEARLAKE VILLAGE APARTMENTS

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

The amount of the Replacement Loan, which is collateralized by the property Clearlake Village Apartment, is $2,167,000, the term is 10 years and the interest rate is 8.875%. Principal and interest payments of $17,571 are due monthly until maturity of the loan when the remaining unpaid principal and accrued interest balances will become due. The Replacement Loan which is collateralized by the property Clearlake Village Apartments is non-recourse to the Partnership, but is recourse to the General Partner, but only under certain conditions including losses resulting from the presence of hazardous substances and from fraud. The cash proceeds from the loan were used to pay off the Previous Loan, to fund escrow accounts for property taxes, insurance and capital improvements, and to pay Lender fees and costs as well as unaffiliated mortgage broker commissions. The remaining funds were added to the reserves of the Partnership.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997

Net income for the three month period ended March 31, 1997 increased $43,000, or 62%, compared to 1996 as a result of the increase in rental revenue and a decrease in operating expense.

Total revenue for the three month period ended March 31, 1997 increased $27,000, or 6%, primarily as a result of an increase in rental revenue at the Grouse Run Apartments. The increase in rental revenue was attributable to an increase in the average occupancy and rental rates at the Grouse Run
Apartments. For the three month periods ended March 31, 1997 and 1996 the average occupancy rate at Grouse Run Apartments was 94% and 91%, respectively.

Total expenses decreased $16,000, or 4%, from $421,000 in 1996 to $405,000. The decrease in total expenses was primarily attributable to a decrease in operating expense of $17,000 by the Partnership's two remaining properties reflecting decreases in utilities, repairs and maintenance expenses.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As  of  March  31,  1997,  the  Partnership  had  two  operating   properties:
Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership in fee. All Partnership properties are subject to mortgages.

As of March 31, 1997, cash and cash equivalents totaled $298,000. As of March 31, 1997, the General Partner had advanced, $84,000 plus accrued interest of $526,000, to the Partnership to pay for various capital improvements  and  to  support  operating  cash  flow  deficits.  The  General
Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.





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

Net cash provided by operating activities for the three month period ended March 31, 1997 was $201,000, or $194,000 more than the same period in 1996.
The increase was primarily due to an to an increase in net income as described under "Results of Operations" and to a decrease in other assets.

Net cash provided by investing activities for the three month period ended March 31, 1997, decreased $11,000 when compared to the same period in 1996. The decrease was due to an increase in improvements to rental property.

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





                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.





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


                                    Date:   MAY 14, 1997