Form 10-Q
period 1997-06-30
PROPERTY RESOURCES FUND VI
filed 1997-08-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1997
                              --------------------------------------------------

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from              TO
                              --------------  ----------------------------------

Commission file number       2-77330
                      ----------------------------------------------------------

                            PROPERTY RESOURCES FUND VI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       CALIFORNIA                                             94-2838890
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  P. O. BOX 7777, SAN MATEO, CALIFORNIA                       94403-7777
--------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip
                                    Code)


Registrant's telephone number, including area code   (650) 312-2000
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

Limited Partnership Units Outstanding as of June 30, 1997:  21,585





                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (Unaudited)


(Dollars in thousands)                                      1997          1996
-------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                    $2,239        $2,239
  Land improvements                                          781           763
  Buildings and improvements                               7,231         7,174
  Furnishings and equipment                                1,043         1,041
-------------------------------------------------------------------------------

                                                          11,294        11,217
  Less: accumulated depreciation                           4,565         4,420
-------------------------------------------------------------------------------

                                                           6,729         6,797

Cash and cash equivalents                                    296           279
Note receivable                                              284           320
Other assets                                                 318           413
-------------------------------------------------------------------------------

   Total assets                                           $7,627        $7,809
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                              $6,773        $6,986
Advances from General Partner                                  -           153
Accrued interest due to General Partner                      527           524
Deposits and other liabilities                               218           275
-------------------------------------------------------------------------------

   Total liabilities                                       7,518         7,938
-------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued
   and outstanding                                           560           334
  General Partner                                          (451)         (463)
-------------------------------------------------------------------------------

   Total partners' capital (deficit)                         109         (129)
-------------------------------------------------------------------------------

   Total liabilities and partners'
    capital (deficit)                                     $7,627        $7,809
===============================================================================








  The accompanying notes are an intregal part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30   June 30   JUNE 30  June 30
(Dollars in thousands,
 except per unit amounts)                     1997      1996      1997     1996
--------------------------------------------------------------------------------

REVENUE:

  Rent                                        $529      $494    $1,036     $974
  Interest and dividends                         8        10        18       20
--------------------------------------------------------------------------------

    Total revenue                              537       504     1,054      994
--------------------------------------------------------------------------------

EXPENSES:
  Interest, other than
   related party                                51         -       102        -
  Depreciation                                  73        73       145      147
  Operating                                    250       254       491      512
  Related party                                 32        82        65      165
  General and administrative                     5         5        13       11
--------------------------------------------------------------------------------

    Total expenses                             411       414       816      835
--------------------------------------------------------------------------------

NET INCOME                                    $126       $90      $238     $159
================================================================================



Net income allocable to limited
 partners                                     $120       $86      $226     $151
================================================================================

Net income allocable to General
 Partner                                        $6        $4       $12       $8
================================================================================

Net income per $500 limited
 partnership unit-based on
 21,585 units outstanding                    $5.56     $3.98    $10.47    $7.00
================================================================================












  The accompanying notes are an intregal part of these financial statements.

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)




(Dollars in thousands)                                           1997     1996
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                       $238     $159
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                  152      147
   (Decrease) increase in other assets                             88     (66)
   Increase in accrued interest                                     3       19
   Decrease in deposits and other liabilities                    (57)     (37)
-------------------------------------------------------------------------------

                                                                  186       63
-------------------------------------------------------------------------------

Net cash provided by operating activities                         424      222
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                               (77)     (23)
   Principal received on note receivable                           36       27
-------------------------------------------------------------------------------

Net cash (used in) provided by investing activities              (41)        4
-------------------------------------------------------------------------------

   Principal payments on notes payable                          (213)    (204)
   Principal payments to General Partner                        (153)    (145)
-------------------------------------------------------------------------------

Net cash used in financing activities                           (366)    (349)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                                  17    (123)

Cash and cash equivalents,
 beginning of period                                              279      251
-------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                                                   $296     $128
===============================================================================







  The accompanying notes are an intregal part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Net income for the six month period ended June 30, 1997 increased $79,000, or 50%, compared to 1996 primarily as a result of the increase in rental revenue and a decrease in operating expense.

Total revenue for the six month period ended June 30, 1997 increased $60,000, or 6%, primarily as a result of an increase in rental revenue at the Grouse Run Apartments. The increase in rental revenue was attributable to an increase in the average occupancy and rental rates at the Grouse Run Apartments. For the six month periods ended June 30, 1997 and 1996 the average occupancy rate at Grouse Run Apartments was 94% and 92%, respectively.

Total expenses decreased $19,000, or 2%, from $835,000 in 1996 to $816,000. The decrease in total expenses was primarily attributable to a decrease in operating expense of $21,000 by the Partnership's two remaining properties reflecting decreases in utilities and repairs and maintenance expenses. The decrease in related party expense of $100,000 and increase in interest expense of $102,000 for the six months ended June 30, 1997, when compared to the period in 1996 is due to the loan payable to related party being replaced with a new loan from an unaffiliated third party in August, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of June 30, 1997, the Partnership had two operating properties: Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership or the Subsidiary, as herein after defined, in fee. All Partnership properties are subject to mortgages.

As of June 30, 1997, cash and cash equivalents totaled $296,000. As of June 30, 1997, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.


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

Net cash provided by operating activities for the six month period ended June 30, 1997 was $424,000, or $202,000 more than the same period in 1996. The increase was primarily due to an to an increase in net income as described under "Results of Operations" and to a decrease in other assets.

Net cash provided by investing activities for the six month period ended June 30, 1997, decreased $45,000 when compared to the same period in 1996. The decrease was due to an increase in improvements to rental property.

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




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.









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


                                    Date:   AUGUST 13, 1997