Form 10-Q
period 1997-09-30
PROPERTY RESOURCES FUND VI
filed 1997-11-14
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1997
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ TO _____________________________


Commission file number    2-77330
                       ---------------------------------------------------------

                           PROPERTY RESOURCES FUND VI
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                           94-2838890
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


  P. O. BOX 7777,  SAN MATEO, CALIFORNIA                        94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (650) 312-2000
                                                   -----------------------------
                                      N/A
--------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---        ---

Limited Partnership Units Outstanding as of September 30, 1997:  21,585



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


(Dollars in thousands)                                          1997     1996
--------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                         $2,239   $2,239
  Land improvements                                               781      763
  Buildings and improvements                                    7,328    7,174
  Furnishings and equipment                                     1,050    1,041
--------------------------------------------------------------------------------

                                                               11,398   11,217
  Less: accumulated depreciation                                4,636    4,420
--------------------------------------------------------------------------------

                                                                6,762    6,797

Cash and cash equivalents                                         305      279
Note receivable                                                   261      320
Other assets                                                      337      413
--------------------------------------------------------------------------------

   Total assets                                                $7,665   $7,809
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                   $6,666   $6,986
Advances from General Partner                                       -      153
Accrued interest due to General Partner                           527      524
Deposits and other liabilities                                    244      275
--------------------------------------------------------------------------------

   Total liabilities                                            7,437    7,938
--------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units
   issued and outstanding                                         673      334
  General Partner                                               (445)    (463)
--------------------------------------------------------------------------------

   Total partners' capital (deficit)                              228    (129)
--------------------------------------------------------------------------------

   Total liabilities and partners' capital (deficit)           $7,665   $7,809
================================================================================




   The accompanying notes are an intregal part of these financial statements.




                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                    SEPTEMBER  September  SEPTEMBER September
                                           30         30         30         30
(Dollars in thousands,
 except per unit amounts)                1997       1996       1997       1996
-------------------------------------------------------------------------------

REVENUE:

  Rent                                   $528       $513     $1,564     $1,487
  Interest and dividends                    5          8         23         28
-------------------------------------------------------------------------------

    Total revenue                         533        521      1,587      1,515
-------------------------------------------------------------------------------

EXPENSES:

  Interest, other than
   related party                           55         35        157         36
  Depreciation                             72         73        217        219
  Operating                               253        274        744        786
  Related party                            30         57         95        222
  General and administrative                4          1         17         12
-------------------------------------------------------------------------------

    Total expenses                        414        440      1,230      1,275
-------------------------------------------------------------------------------

NET INCOME                               $119        $81       $357       $240
===============================================================================



Net income allocable
 to limited partners                     $113        $77       $339       $228
===============================================================================

Net income allocable
 to General Partner                        $6         $4        $18        $12
===============================================================================

Net  income per $500 limited
 partnership unit- based on
 21,585 units outstanding               $5.24      $3.57     $15.71     $10.56
===============================================================================




  The accompanying notes are an intregal part of these financial statements.




                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)




(Dollars in thousands)                                           1997     1996
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                       $357     $240
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                  226      228
   (Increase) decrease in other assets                             66    (325)
   Increase in accrued interest                                     3       26
   Decrease in deposits and other liabilities                    (31)       21
-------------------------------------------------------------------------------

                                                                  264     (50)
-------------------------------------------------------------------------------

Net cash provided by operating activities                         621      190
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                              (181)     (30)
   Principal received on note receivable                           59       48
-------------------------------------------------------------------------------

Net cash (used in) provided by investing activities             (122)       18
-------------------------------------------------------------------------------

   Origination of note payable                                      -    2,167
   Principal payments on notes payable                          (320)    (307)
   Principal payments to General Partner                        (153)  (1,918)
-------------------------------------------------------------------------------

Net cash used in financing activities                           (473)     (58)
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          26      150

Cash and cash equivalents, beginning of period                    279      251
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $305     $401
===============================================================================




   The accompanying notes are an intregal part of these financial statements.




                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Property Resources Fund VI (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 1997 AND
1996

Net income for the three- and nine-month periods ended September 30, 1997 increased $38,000, or 47%, and $117,000, or 49%, respectively, when compared to 1996 primarily as a result of the increase in rental revenue and a decrease in operating expense and related party expense.

Total revenue for the three- and nine-month periods ended September 30, 1997 increased $12,000, or 2% and $72,000, or 5%, respectively, when compared to 1996 primarily as a result of an increase in rental revenue at the Grouse Run Apartments. The increase in rental revenue was attributable to an increase in the average occupancy and rental rates at the Grouse Run Apartments. For the nine-month periods ended September 30, 1997 and 1996 the average occupancy rate at Grouse Run Apartments was 94% and 92%, respectively.

Total expenses for the three- and nine-month periods ended September 30, 1997 decreased $26,000, or 6%, and $45,000, or 4%, respectively, when compared to 1996 as a result of decreases in operating expense of $21,000, and $42,000, respectively, by the Partnership's two remaining properties reflecting decreases in utilities and repairs and maintenance expenses. The decrease in related party expense of $27,000 and $127,000 and increase in interest expense of $20,000 and $121,000 for the three- and nine-months periods ended September 30, 1997, when compared to the period in 1996 is due to the loan payable to related party being replaced with a new loan from an unaffiliated third party in August, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of  September  30,  1997,  the  Partnership  had  two  operating  properties:
Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership or the Subsidiary, as herein after defined, in fee. All Partnership properties are subject to mortgages.

As of September 30, 1997, cash and cash equivalents totaled $305,000. As of September 30, 1997, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.




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

Net cash provided by operating activities for the nine month period ended September 30, 1997 was $621,000, or $431,000 more than the same period in 1996. The increase was primarily due to an to an increase in net income as described under "Results of Operations" and to a decrease in other assets.

Net cash provided by investing activities for the nine month period ended September 30, 1997, decreased $140,000 when compared to the same period in 1996. The decrease was due to an increase in improvements to rental property.

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




                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




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


                                    Date:   NOVEMBER 13, 1997