Form 10-K
period 1997-12-31
PROPERTY RESOURCES FUND VI
filed 1998-03-31
CIK 702313

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997. Commission File No. 2-77330

--------------------------------------------------------------------------------

                           PROPERTY RESOURCES FUND VI
             (Exact Name of Registrant as Specified in its Charter)

California                                   942838890
--------------------------------------------------------------------------------
(State or other jurisdiction or              (I.R.S. Employer Identification
incorporation or organization)               number)

P.O. Box 7777, San Mateo, CA                 (650) 312-5824
94403-7777
--------------------------------------------------------------------------------
(Address of principal and executive          Registrant's telephone number,
Office)                                      including Area Code


Securities registered pursuant to Section 12(b) of Act:*

                              Title of each class

                              Limited Partnership Interests
                              -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes     X       No
                                                   ----   ----     ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part
III of this Form 10-K or any amendment to this Form 10-K.      X
                                                              ----

No market for the shares currently exists and therefore a market value for the Units cannot be determined.

Limited Partnership Units outstanding at December 31, 1997:  21,585

Documents Incorporated by Reference: Portions of the Prospectus of Property Resources Fund VI dated July 12, 1982 (in Part III, Item 13) as filed with the Securities and Exchange Commission pursuant to Rule 424(b).


                                     PART 1

Item 1. BUSINESS

PROPERTY RESOURCES FUND VI (hereinafter referred to either as the "Partnership" or the "Registrant") is a limited partnership formed in May 1982 under the Uniform Limited Partnership Act of the State of California. The General Partner is Property Resources, Inc., a California corporation; (the "General Partner") located at 1800 Gateway Drive, San Mateo, California 94404.

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

As of December 31, 1997, the Partnership had acquired an interest in five real estate assets located in Houston, Texas; San Antonio, Texas; Oklahoma City, Oklahoma; Salt Lake City, Utah; and Campbell, California; as more particularly described in Item 2. Properties. The Partnership later sold the properties located in San Antonio, Texas; Salt Lake City, Utah and Campbell, California.

Management is currently marketing the remaining properties for sale, and a sale of one or both of the properties may occur in 1998.

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

The Partnership is unable to predict the extent, if any, to which such shortages increased prices, legislation, regulations or allocations, might occur and the degree to which the occurrence of such events might adversely affect the properties owned by the Partnership.

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


Item 2. PROPERTIES

During its investment phase, the Partnership acquired four existing rental properties and completed construction of a fifth property. The property acquisitions were as follows: Clearlake Village Apartments (formerly Village South) in August, 1982; Waterbury Plaza office complex in December, 1982; Space Savers One and Space Savers Three mini-warehouses in April, 1983; and 1600 Dell Avenue office/warehouse in December, 1983. In July 1984, the Partnership completed construction of a 244-unit apartment complex known as Grouse Run Apartments in Oklahoma City, Oklahoma. The investment phase of the Partnership is complete and the Partnership does not intend to purchase additional properties. On June 26, 1990, the Waterbury Plaza office complex was lost to foreclosure. On November 16, 1988, 1600 Dell Avenue was sold. On June 6, 1994, Space Savers One and Space Savers Three mini-warehouses were sold, but continued to be operated by the Company for one year after the sale per the terms of a lease-back agreement.

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


CLEARLAKE VILLAGE APARTMENTS

The Clearlake Village Apartments are located in the Clearlake City area of Houston, Harris County, Texas. The apartment complex was completed in 1976. Situated on a 5-acre site, the complex consists of 174 garden style apartments in 14 buildings. Apartment units include 24 two-bedroom, two-bath units of 850 square feet; 40 two-bedroom, one-bath units of 800 square feet; 70 one-bedroom, one-bath units of 670 square feet; and 40 efficiency units of 507 square feet. The property's total net rentable area is 119,580 square feet. As of December 31, 1997, monthly rental rates ranged from $400 to $550 and the occupancy rate was 92%. Amenities for residents include a 4,000 square foot clubhouse/exercise room, as well as a swimming pool, laundry, and storage facilities. The secured loan is owed to an unaffiliated party, carries interest at 8.875% and matures in 2006.

GROUSE RUN APARTMENTS

On August 19, 1983, the Partnership entered into various agreements with Robertson Homes ("RH") a division of the Catwil Corporation. The agreements included a purchase/sale agreement, construction management agreement and an operating management agreement. Pursuant to these agreements, the Partnership acquired a 10-acre site in northwest Oklahoma City and began construction of the Grouse Run Apartments. The construction was completed in phases by RH pursuant to a fixed-price agreement with final completion occurring in July, 1984. The project consists of 31 two-story buildings with a total of 201,524 square feet of leasable area. There are 244 rental units as follows: 120 one-bedroom, one-bath units of 702 square feet, 44 two-bedroom, one-bath units of 871 square feet and 80 two-bedroom, two-bath units of 987 square feet. As of December 31, 1997, monthly rental rates ranged from $370 to $500 per unit and the occupancy rate was 93%. A loan secured by the property was negotiated in 1994 with a fixed interest rate of 9.96% , amortized on a 30-year schedule. The Note has an original principal balance of $3,884,000 and it matures on October 1, 1999.


Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Partnership is a party or which any of its properties is the subject, required to be reported hereunder. From time to time, the Partnership may be a party to ordinary routine litigation incidental to its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of the fiscal year ended December 31, 1997, which required the vote of security holders.


                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were 21,585 limited partnership units outstanding and 1,136 unit holders of record. There are no dividends. However, the limited partnership unit holders may be entitled to certain cash distributions as provided in the limited partnership agreement.

The units are not freely transferable and no market for the units presently exists or is likely to develop.


Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Partnership is as of and for the years ended, December 31, 1997, 1996, 1995, 1994 and 1993. The data was derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and related notes included in Item 8.

(Dollars in Thousands,
 except per unit amounts)          1997        1996       1995        1994         1993
-------------------------------- ---------- ----------- ---------- ------------ ----------

Total revenue                      $2,122      $2,039     $2,178      $2,614       $2,275
Gain on note restructure                -           -          -        $272            -

Net income (loss)                    $455        $330       $430        $663       $(185)

Net income (loss) per unit1        $20.01      $14.50     $18.95      $29.56      $(8.15)
Number of limited partnership
  units outstanding                21,585      21,585     21,585      21,585       21,585

Balance sheet data:
  Total assets                     $7,661      $7,809     $7,696      $7,960       $9,848
  Notes payable                    $6,559      $6,986     $6,942      $7,363      $10,108
  Accumulated partners' capital
  (deficit)                          $326      $(129)     $(459)      $(889)       $1,552

Other Data:
  Cash Flows
    Operating                        $827        $466       $826        $545         $164
    Investing                      $(117)          $4        $14        $289        $(26)
    Financing                      $(580)      $(442)     $(720)      $(819)        $(77)


Total rentable square footage
at the end of period:             321,104     321,104    321,104     321,104      423,519
Number of properties at end of
period                                  2           2          2           2            4

------------------------------

1Per  $500  limited   partnership  unit  outstanding,   exclusive  of  amounts
allocable to the General Partner.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Net income for the year ended December 31, 1997 increased $125,000 (38%) as compared to the prior year, primarily due to an increase in average rental rates, as discussed below.

Total revenues increased $83,000 (4%) in the year ended December 31, 1997 to $2,122,000, as compared to $2,039,000 for the year ended December 31, 1996. Rental revenues increased at both properties, primarily as a result of increased average rental rates. The average occupancy rates remained relatively stable. The average occupancy rates for each of the properties in 1997 and 1996 respectively, were 94% and 93% at Grouse Run and 93% and 94% at Clearlake.

Total expenses decreased $42,000 (2%) in 1997, as compared to 1996. This was due to a decline in operating expenses of $23,000 and decreasing total interest expenses. The decline in operating expenses was mainly a result of lower utility and repair costs at the two apartment complexes. Interest expense (including related party interest payments) declined $21,000 as a result of the Partnership's payments to reduce debt in 1997. Interest payments of $4,000 were charged to related party expense in 1997, compared to $141,000 in 1996 (see note 2 to the Consolidated Financial Statements).

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Net income for the year ended December 31, 1996 was $330,000, a decrease of $100,000 as compared to net income of $430,000 in 1995. The decrease in net income was primarily a result of the end of the lease back period of Space Savers One and Three in June 1995 and other factors as more fully described below.

Total revenue for the year ended December 31, 1996, decreased $139,000, or 6%, compared to 1995 primarily as a result of the reduced revenues after the end of the lease back period of a tenant of $245,000 which was partially offset by an increase in rental revenue at the remaining two properties of the Partnership of $78,000. The increase in rental revenue at the
Partnership's two remaining properties resulted from an increase in the rental rates at the properties and to an increase in the average occupancy rate at the Grouse Run Apartments. The average occupancy rate at the Grouse Run Apartments increased from 89% in 1995 to 93% in 1996. Clearlake Village Apartment's average occupancy rate remained at 94%. In addition, interest revenue decreased $6,000 due to the reduced balance of the note receivable.

Total expenses for the year ended December 31, 1996, decreased $39,000, or 2%, from $1,748,000 in 1995 to $1,709,000 in 1996. The decrease in total expenses in 1996 was primarily attributable to a decrease in related party expenses of $125,000 as a result of a decrease in accounting and data processing expenses, interest earned on advances due to the reduced balance of advances from the General Partner and interest earned on the note payable to affiliate due to the note being paid off in August, 1996. Interest expense increased $82,000 in 1996 as a result of the note payable to affiliate being paid in full from the proceeds of a new loan from an unaffiliated lender.


LIQUIDITY AND CAPITAL RESOURCES

As of  December  31,  1997,  the  Partnership  had two  operating  properties:
Clearlake Village Apartments, and Grouse Run Apartments. The Partnership owns fee interests in the buildings and the land upon which the buildings are located, and all Partnership properties are subject to mortgages, as more fully described in Note 3 to the consolidated financial statements included in Item 8.

As of December 31, 1997, cash and cash equivalents totaled $409,000. As of December 31, 1997, the Partnership owed accrued interest of $527,000, to the General Partner on advances that were made to pay for various capital improvements and to support operating cash flow deficits. Although these advances were fully repaid in 1997, the General Partner presently intends to continue to make such advances to the Partnership, as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and any long-term capital commitments and operating requirements.

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

The Partnership presently believes that funds available from improved operations and from its note receivable due in 1999 will permit it to repay advances owed to the General Partner. The Partnership also believes that the present trend toward improved operations at its properties will permit it to repay the Grouse Run note payable due in 1999 either from the sale of the property or a loan refinancing. Furthermore, management is currently marketing the properties for sale, and a sale of one or both of the properties may occur as early as 1998.


IMPACT OF INFLATION

The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.


YEAR 2000

The Partnership is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time the Partnership believes that the costs associated with resolving these issues will not have a material effect on the financial statements.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE

Report of Independent Accountants                                        9

Consolidated Balance Sheets as of December 31, 1997 and 1996            10

Consolidated Statements of Income for the Years                         11
   Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Partners' Capital (Deficit) for the          12
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years                     13
   Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                         14 - 18

Schedule III - Real Estate and Accumulated                         19 - 20
   Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Partners
Property Resources Fund VI

We have audited the accompanying consolidated balance sheets of Property Resources Fund VI as of December 31, 1997 and 1996, the related consolidated statements of income, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Property Resources Fund VI management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Property Resources Fund VI as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                      COOPERS & LYBRAND L.L.P.


San Francisco, California
January 26, 1998



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


(Dollars in thousands)                                     1997          1996
--------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                    $2,239        $2,239
  Land improvements                                          781           763
  Buildings and improvements                               7,347         7,174
  Furnishings and equipment                                1,050         1,041
--------------------------------------------------------------------------------
                                                          11,417        11,217
  Less: accumulated depreciation                           4,708         4,420
--------------------------------------------------------------------------------
Total real estate, net                                     6,709         6,797

Cash and cash equivalents                                    409           279
Note receivable                                              237           320
Other assets, net                                            308           413
--------------------------------------------------------------------------------
Total assets                                              $7,661        $7,809
================================================================================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
Liabilities:
  Notes payable                                           $6,559        $6,986
  Advances from General Partner                                -           153
  Accrued interest due to General Partner                    527           524
  Deposits and other liabilities                             249           275
--------------------------------------------------------------------------------
Total liabilities                                          7,335         7,938
--------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited   partners,   21,585  units  issued  and           766           334
  outstanding
  General Partner                                          (440)         (463)
--------------------------------------------------------------------------------
   Total partners' capital (deficit)                         326         (129)
================================================================================
   Total   liabilities   and   partners'   capital        $7,661        $7,809
   (deficit)
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(Dollars in thousands, except per unit amounts)        1997     1996      1995
--------------------------------------------------------------------------------

REVENUES:
  Rent                                                $2,088   $2,000    $2,133
  Interest  and dividends                                 34       39        45
--------------------------------------------------------------------------------
    Total revenues                                     2,122    2,039     2,178
--------------------------------------------------------------------------------

EXPENSES:
  Interest, other than related party                     204       88         6
  Depreciation                                           288      291       287
  Property Operating                                   1,032    1,055     1,054
  Related party                                          126      254       379
  General and administrative                              17       21        22
--------------------------------------------------------------------------------
    Total expenses                                     1,667    1,709     1,748
--------------------------------------------------------------------------------

NET INCOME                                              $455     $330      $430
================================================================================


Net income allocable to limited partners                $432     $313      $409
================================================================================

Net income allocable to General Partner                  $23      $17       $21
================================================================================

Net  income per $500 limited partnership unit-based
 on 21,585 units outstanding                          $20.01   $14.50    $18.95
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        LIMITED PARTNERS      General
(Dollars in thousands)                  Units      Amount     Partner     Total
--------------------------------------------------------------------------------

Balance, January 1, 1995                21,585     $(388)      $(501)     $(889)

Net income                                   -        409          21        430
--------------------------------------------------------------------------------
Balance, December 31, 1995              21,585         21       (480)      (459)

Net income                                   -        313          17        330
--------------------------------------------------------------------------------
Balance, December 31, 1996              21,585        334       (463)      (129)

Net income                                   -        432          23        455
--------------------------------------------------------------------------------
Balance, December 31, 1997              21,585       $766      $(440)       $326
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(Dollars in thousands)                                  1997      1996     1995
--------------------------------------------------------------------------------

Net income                                              $455      $330     $430
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         301       304      293
   Decrease (increase) in other assets                    94     (260)       77
   Increase in accrued interest                            3        31       58
   (Decrease) increase in deposits
     and other liabilities                              (26)        61     (32)
--------------------------------------------------------------------------------
Net cash provided by operating activities                827       466      826

   Improvements to rental property                     (200)      (58)     (97)
   Principal payments on note receivable                  83        62      111
--------------------------------------------------------------------------------
Net cash (used in) provided by investing activities    (117)         4       14

   Proceeds from note payable                              -     2,167        -
   Increase in deferred loan costs                         -     (133)        -
   Principal payments on notes payable                 (427)   (2,123)    (421)
   Payments to General Partner                         (153)     (353)    (299)
--------------------------------------------------------------------------------
Net cash used in financing activities                  (580)     (442)    (720)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                130        28      120
Cash and cash equivalents,
 beginning of year                                       279       251      131
--------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                                            $409      $279     $251
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

As of December 31, 1997, there were 21,585 limited partnership units outstanding. The units are not freely transferable and no public market for the units exists or is likely to develop.

As of December 31, 1997, the Partnership owned garden-style apartment rental properties aggregating 418 units including Clearlake Village Apartments, located in Houston, Texas, and Grouse Run Apartments, located in Oklahoma
City, Oklahoma. As discussed in Note 3, the fee interest in Clearlake Village Apartments is held through the Partnership's consolidated subsidiary, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary").

Management is currently marketing the properties for sale, and a sale of one or both of the properties may occur as early as 1998.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned Subsidiary (Note 3). All significant intercompany accounts and transactions have been eliminated.

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

REAL ESTATE

Real estate is stated at cost, adjusted for write-downs for impairment, and depreciated using the straight-line method over 10 to 20 years for land improvements, 10 to 35 years for buildings and improvements and 4 to 5 years for furnishings and equipment. Significant improvements and betterments are capitalized. The cost and related accumulated depreciation of assets sold are removed from the accounts and any gain or loss is reflected in operations. Maintenance and repairs are charged to expense when incurred.

Pursuant to the Company's historical investment objectives, property purchased has been held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. In 1986 and 1987, the Partnership recorded reductions in the carrying amounts of Clearlake Village Apartments and Grouse Run Apartments to state the



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying amounts at fair value at the date of the adjustments. Management currently intends to dispose of the rental properties and, in that regard, expects to commence marketing activity in 1998. As of December 31, 1997, management believes that the net realizable value exceeds the current carrying amount; however, there can be no assurance that the eventual sale of the rental properties, which may occur in the forthcoming year, will not result in additional losses.

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

OTHER ASSETS

Other assets include deferred loan fees that are amortized over the life of the related loan, which approximates the effective interest method. At December 31, 1997, other assets also included impound accounts held by the lender of the note payable collateralized by the Clearlake Village Apartments for real estate taxes, insurance and capital improvements.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of a note receivable and money market securities. As of December 31, 1997, payments on the note receivable are current.

The Partnership places excess cash in money market securities with Franklin Money Fund, an investment company managed by an affiliate of the General Partner, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer.

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



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTE RECEIVABLE

The note receivable is secured on a second deed of trust on a property formerly owned by the Partnership and requires monthly principal and interest payments of $9,863 until maturity on November 15, 1999.


NOTE 3 - NOTES PAYABLE

IN THOUSANDS                                               1997       1996
----------------------------------------------------------------------------

CLEARLAKE VILLAGE APARTMENTS
Note payable, collateralized by deed of trust,
bearing interest at a fixed rate of 8.875%, monthly
principal and interest payments of $17,571 until          $2,143     $2,162
maturity in 2006.

GROUSE RUN APARTMENTS
Amended note payable, collateralized by deed of
trust,
bearing interest at a fixed rate of 9.96%, monthly
principal                                                 $4,416      4,824
payments of $33,970 until maturity in 1999.
                                                     -----------------------
                                                          $6,559     $6,986
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

Aggregate principal payments required in future years are as follows:

(Dollars in thousands)
1998                                       $429
1999                                      4,032
2000                                         26
2001                                         28
2002                                         31
Thereafter                                2,013
------------------------------------------------
                                         $6,559
================================================

Interest paid on notes payable for the years ended December 31, 1997, 1996 and 1995, was $191,000, $169,000, and $179,000, respectively.



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - DISTRIBUTION OF INCOME

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


NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

TRANSACTIONS WITH GENERAL PARTNER

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership summarized as follows.

(Dollars in thousands)                               1997      1996     1995
-----------------------------------------------------------------------------

Property management fees,
  charged to related party expense                   $104      $99       $96

Reimbursement for accounting
  and data processing expenses,
  charged to related party expense                    $18      $14       $44

Interest on advances from the General Partner,
  charged to related party expense                     $4      $30       $59

Interest on promissory note collateralized by
  the property Clearlake Village Apartments,
  charged to related party expense                      -     $111      $180



                           PROPERTY RESOURCES FUND VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

A promissory note payable to Franklin Resources, Inc., the parent of the General Partner, which was collateralized by the Clearlake Village Apartments was repaid on August 12, 1996 from the proceeds of a new loan from an unaffiliated lender (Note 3).

INTEREST DUE FROM GENERAL PARTNER

As of December 31, 1997, accrued interest due to the General Partner was $527,000. This was accrued on advances that were required to pay for various capital improvements and to support operating cash flow deficits. The principal portion of the advances were fully repaid in 1997. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.


NOTE 6 - RECONCILIATION TO FEDERAL INCOME TAX BASIS OF ACCOUNTING (UNAUDITED)

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the accompanying financial statements are as follows:

-------------------------------------------------------------------------------
(Dollars in thousands)                             1997       1996        1995
-------------------------------------------------------------------------------

Net income - financial statements                   $455       $330       $430
Differences resulting from:
  Depreciation                                      (54)       (53)      (106)
  Interest expense                                 (374)      (374)      (475)
  Amortization of capitalized interest
    on debt restructuring                              -          -          -
  Gain on disposition of property                     48         36         65
  Gain on restructuring of note                        -          -          -
  Other                                                -       (32)          -
-------------------------------------------------------------------------------
Net income (loss) income tax method                  $75      $(93)      $(86)
===============================================================================

Net taxable income (loss) per limited
  partnership unit and net of amounts
  allocable to the General Partner                 $3.50    $(4.33)    $(3.66)
===============================================================================

                                                                     RESTATED
-------------------------------------------------------------------------------
(Dollars in thousands)                             1997       1996       1995
-------------------------------------------------------------------------------
Partners'   capital   (deficit)  -  financial       $326     $(129)     $(459)
statements
Differences resulting from:
  Depreciation                                   (4,965)    (4,911)    (4,853)
  Interest Expense                               (1,223)      (849)      (473)
  Gain on disposition of property                  (138)      (186)      (222)
  Write-down on rental property                    1,452      1,452      1,452
  Note restructuring                               2,028      2,028      2,028
  Note restructuring basis adjustment            (2,305)    (2,305)    (2,285)
===============================================================================
Partners' capital (deficit) income tax method   $(4,825)   $(4,900)   $(4,802)
===============================================================================


                                                     PROPERTY RESOURCES FUND VI
                                             SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                                            DEPRECIATION
                                             AS OF, AND FOR THE YEAR ENDED DECEMBER 31,
                                                                1997
                                                       (Dollars in thousands)


                                                    Cost Capitalized
                                Initial               Subsequent To               Gross Amount at Which
                           COST TO FUND               ACQUISITION        CARRIED AT CLOSE OF PERIOD


                                                                                                                      Life on Which
                                                                                                                     Depreciation in
                                                                                             Accum-                Latest Operations
                                                           Carry-        Buildings           ulated   Date of         Statement is
                       Encum-                     Improve-  ing            and             Deprecia- construc-  Date    Computed
 Description           brances   Land  Buildings   ments   Costs  Land  Improvements Total    tion     tion    Acquired

174 unit  apartment
complex in Houston,
Texas                  $2,143    $999   $3,662     $436       -    $999    $2,872    $3,871  $1,827   1976      08/82     Note 2

244 unit apartment
complex Oklahoma
City, Oklahoma          4,416   1,240    6,562      635       -   1,240     6,306     7,546   2,881   1984      07/84     Note 2
-------------------- --------- --------- --------- ---------- ------- ------- ------------ ------------- --------- -------- --------

                       $6,559  $2,239  $10,224   $1,071       -  $2,239    $9,178   $11,417  $4,708
                                                                              Note 1 Note 3  Note 5
                                                                                     Note 4
==================== ========= ========= ========= ========== ======= ======= ============ ============= ========= ======== ========


R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1) The aggregate cost for federal income tax purposes is $12,869

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

(4) RECONCILIATION OF REAL ESTATE

                                      1997      1996       1995
                                  --------------------------------

Balance at beginning of period       $11,217   $11,159    $11,062

Additions during period:

Improvements                             200        58         97
                                  --------------------------------

Balance at end of period             $11,417   $11,217    $11,159
                                  ================================

(5) RECONCILIATION OF ACCUMULATED DEPRECIATION
    ------------------------------------------

                                      1997      1996       1995
                                  --------------------------------

Balance at beginning of period        $4,420    $4,128     $3,841

Dispositions                               -         -          -

Depreciation   expense   for  the        288       292        287
period
                                  --------------------------------

Balance at end of period              $4,708    $4,420     $4,128
                                  ================================


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

Principal officers of the subsidiary of the General Partner, Continental Property Management Co., are as follows:

Thomas J. Bennett          President,  Chief Financial Officer and Sole Director

     DAVID P. GOSS, age 50, is Chief Executive Officer, President and Director of the General Partner (1987 to date). He is also Chief Executive Officer, President and Director of Property Resources Equity Trust (1987 to date), Franklin Properties, Inc. (1988 to date) and Franklin Select Realty Trust (1989 to date). Previously, he was Corporate Counsel of Franklin Resources, Inc. Prior to joining Franklin Resources, Inc., Mr. Goss served as Senior Vice President -Legal of a real estate investment and property management company. Prior to that, he was with the Securities and Exchange Commission in San Francisco, California. Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law. He is a registered principal with the National Association of Securities Dealers, Inc.

     CHARLES B. JOHNSON, age 65, has served since 1985 as a Director of the General Partner. He is also President and a Director of Franklin Resources, Inc. and Franklin/Templeton Distributors, Inc.; Chairman of the Board and a Director of Franklin Advisers, Inc. and Franklin Asset Management Systems; President, Treasurer and a Director of Franklin Energy Corporation; and a Director of
Franklin Institutional Services Corporation, Franklin Trust Company, Franklin/Templeton Investor Services, Inc., Franklin Bank, F.S. Capital Group, F.S. Properties, Inc., and Franklin Agency, Inc. He is also and officer and/or director, trustee or managing general partner, as the case may be, of most of the investment companies in the Franklin/Templeton Group of Funds. Mr. Johnson graduated from Yale University in 1954 where he received a B.A. degree in Economics. He is a registered securities principal with the National Association of Securities Dealers, Inc.

     RUPERT H. JOHNSON, JR., age 57, has served since 1990 as Executive Vice President of Franklin Resources, Inc. He is also Executive Vice President and a Director of Franklin/Templeton Distributors, Inc.; President and a Director of Franklin Advisers, Inc.; Chairman of the Board and a Director of Franklin Management, Inc. and Franklin Institutional Services Corporation; Vice President and a Director of Franklin Asset Management Systems; Executive Vice President, Senior Investment Officer and a Director of Franklin Trust Company; Vice President of BWC Management Company; and a Director of Franklin/Templeton Investor Services, Inc., Franklin Agency, Inc., Franklin Energy Corporation, Franklin Bank, Franklin Properties, Inc., and the General Partner. He also currently serves as a Director or Trustee and Vice President of most of the mutual funds in the Franklin/Templeton Group of Funds. Mr. Johnson received a B.A. degree from Washington & Lee University. He is a registered principal with the National Association of Securities Dealers, Inc.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers.

     CHARLES E. JOHNSON, age 41, is President and Chief Executive Officer of Templeton Worldwide, Inc. This company provides investment advisory services with respect to both international equity and fixed income securities, largely based upon fundamental research and a flexible policy of seeking undervalued securities throughout the world. Templeton Worldwide, Inc. employs more than 50 investment professionals worldwide and maintains marketing and/or research offices in over 15 separate countries. Mr. Johnson is also a Senior Vice President and Director of Franklin Resources, Inc., the parent company of the Templeton organization. He also services as a Director and/or Officer of many of the various Franklin and Templeton mutual funds and subsidiaries. He received a Masters degree in Business Administration from the Harvard University Graduate School of Business. He is a Certified Public Accountant and was previously affiliated with the accounting firm of Coopers & Lybrand in Los Angeles. He graduated with honors from the University of California at Los Angeles, earning a Bachelor of Arts degree in Economics.

     RICHARD S. BARONE, age 47, is Senior Vice President - Legal and Secretary of the General Partner (1988 to date). He is also Secretary of Franklin Properties, Inc., Property Resources Equity Trust and Franklin Select Realty Trust (1989 to date). He is also Senior Vice President - Legal of Franklin Properties, Inc. (1988 to date) and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Previously, Mr. Barone was employed by the Robert A. McNeil Corporation as Corporate Counsel from 1982 until June, 1987, during which period he also held the positions of Vice President-Legal (1984 to 1987) and Secretary (1986 to 1987). Prior to 1982, he was in a private law practice in San Mateo, California. Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

     MARTIN L. FLANAGAN, age 37, is Vice President - Finance and Chief Financial Officer of the General Partner, Property Resources Equity Trust and Franklin Properties, Inc., Inc. (1993 to date). He is also Senior Vice President, and Chief Financial Officer of Franklin Resources, Inc.; Senior Vice President and Treasurer of Franklin/Templeton Distributors, Inc., Franklin Advisers, Inc., and Franklin Institutional Services Corporation; Treasurer of Franklin Management, Inc., and Franklin Trust Company; Senior Vice President of Franklin/Templeton Investor Services, Inc. and Franklin Agency, Inc.; a Director of Templeton/National Bank of Greece Management (Luxembourg), Templeton Investment Management (Singapore), Templeton Investment Management (Hong Kong), Templeton Funds Investment Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Holding Ltd., Templeton/Franklin Investment Services, Inc., Templeton Life Assurance Ltd., Templeton Quantitative Advisors, Inc., Templeton Emerging Markets, Templeton Management (Luxembourg), Templeton Unit Trust Managers, Ltd., and Templeton Investment Management, Ltd. (Edinburgh); Executive Vice President, Chief Operating Officer and a Director of Templeton Worldwide, Inc. and Templeton International, Inc.; Executive Vice President and a Director of T.G.H. Holdings, Ltd.; Chairman of the Board of
Templeton  Global  Strategic  Services,   Inc.;  General  Manager  of  Templeton
Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; President and Chief Executive Officer of Templeton Global Investors; and Executive Vice President and a Director of Templeton, Galbraith & Hansberger, Ltd. and Templeton Investment Counsel, Inc. From 1982 to 1983, he was an auditor for Arthur Andersen & Company. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

     MARK A. TENBOER, age 41, is Vice President - Asset Management for the General Partner, Property Resources, Inc. (1991 to date). He is also Vice President - Finance and Chief Financial Officer of Franklin Select Realty Trust (1993 to date). From 1983 to 1991 he was Director - Portfolio Management and Controller of the General Partner and Franklin Properties, Inc. Previous to his employment with the General Partner he was associated with Genstar Corporation as Supervisor - Internal Audit from 1980 to 1983 and with Deloitte Haskins & Sells as an auditor from 1978 to 1980. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant and a real estate broker.

     DAVID P. RATH, age 49, has served since 1992 as the Vice President - Asset Management for the General Partner, Property Resources, Inc. Previously, he was Assistant Vice President - Research and Analysis for Franklin Properties, Inc. Mr. Rath operated his own real estate investment company, Rath Investments, from 1987 to 1990. From 1980 to 1987, he was a partner with Edgewood Holdings Corporation which acquired, managed and disposed of U.S. investment real estate for foreign clients. From 1972 to 1980, Mr. Rath worked for the Dailey Mortgage Company, Bank of America and Redwood Bank and focused on mortgage banking, real estate investment trust advisory services and construction lending, respectively. Mr. Rath received a B.S. degree in Mechanical Engineering from Bucknell University and a Masters degree in Business Administration from the University of California at Berkeley Graduate School of Business.

     DAVID N. POPELKA, age 45, has served since 1992 as Vice President - Asset Management for the General Partner, Property Resources, Inc. Prior to joining the General Partner, Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received a Masters degree in Business Administration from the University of Washington Graduate School of Business. He has been a guest lecturer on real estate investments and finance at Golden Gate University. Mr. Popelka is a real estate broker licensed by the State of California.

     THOMAS J. BENNETT, age 49, has served since 1988 as the President of Continental and since 1989 as sole Director and Chief Financial Officer of Continental. Previously, he served as Regional Vice President, Utah Region, of Continental. From 1983 to 1986, Mr. Bennett was employed as Senior Property Manager with Prowswood Ltd., in Utah, and the Irvine Company, Irvine, California. He is a graduate of California State University at Long Beach and is a Certified Property Manager of the Institute of Real Estate Management.


Item 11. EXECUTIVE COMPENSATION

The Partnership is a limited partnership and has no officers or directors who were paid any direct remuneration. As discussed in Item 13 below, however, the Partnership is managed by its General Partner and does pay for various services provided by the General Partner.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person is known by the Registrant to own beneficially, more than five percent (5%) of the Units.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays fees for various services provided by the General Partner to the Partnership. In connection with the formation of the Partnership, Property Resources, Inc. contributed $3,000 to the capital of the Partnership. Property Resources, Inc. will receive compensation in the following amounts for the following services rendered (capitalized terms are defined in the Certificate and Agreements of Limited Partnership as set forth in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and are incorporated herein by reference):

     1. For management of the Partnership properties, Continental Property Management Co. (CPMC), an affiliate of Property Resources, Inc., is entitled to receive a monthly management fee equal to 5% of the monthly collected gross revenues. However, such amounts are not to exceed the prevailing rates for comparable services in the localities where the properties are located. In 1997, property management fees of $104,000 were accrued or paid to CPMC.

     2. As compensation for its services in managing the Partnership, Property Resources, Inc. is entitled to receive partnership management fees equal to 5% of the Adjusted Funds Provided by Operations After Debt Service. In 1997, no partnership management fees were paid to Property Resources, Inc.

     3. As compensation to the General Partner in connection with the sale of the Partnership properties, the General Partner is entitled to receive a Subordinated Real Estate Commission from the Partnership. The Subordinated Real Estate Commission shall not exceed the lesser of (i) a percentage of the gross sales price of the property sold equal to one-half of the normal competitive rate charged for similar services by unaffiliated parties that render such services as an ongoing public activity in the same geographic location for comparable property; or (ii) three percent (3%) of the gross sales price of the property. The payment of the commission is also subject to other requirements as set forth in Paragraph 9.5 of the Limited Partnership Agreement. The payment of the Subordinated Real Estate Commission shall be made only after the Limited Partners receive an aggregate amount, in cash, which when added to prior Distributions, equal (i) to the total Original Invested Capital of the Limited Partners plus (ii) a per annum return on their Adjusted Invested Capital equal to six percent (6%) in the Partnership's first calendar year or a portion thereof, increasing annually in an amount of one percent (1%) until it reaches the rate of ten percent (10%) in the fifth year, then ten percent (10%) per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. In 1997, no Subordinated Real Estate Commissions were paid to the General Partner.

     4. As additional compensation for services rendered in connection with the management and operation of the Partnership, the General Partner shall be entitled to receive a Subordinated Incentive Fee equal to 15% of the Cash From Sales or Refinancing remaining after the Partnership has distributed to the Limited Partners an aggregate amount which when added to prior Distributions to Holders is equal to: (i) the total of Original Invested Capital plus (ii) a per annum return on their Adjusted Invested Capital equal to 6% in the Partnership's first calendar year or portion thereof, increasing annually in an amount of 1% until it reaches a rate of 10% in the fifth year, then 10% per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. No Incentive Fees were paid to the General Partner in 1997.

     5. Net income and net loss from operations of the Partnership is allocated 5% to the General Partner and 95% to the Limited Partners.

     6. Under the Limited Partnership Agreement, the General Partner may receive reimbursement for certain expenses incurred on behalf of the Partnership. In 1997, the General Partner was reimbursed $18,000 for accounting and data processing costs and services provided to the Partnership.

Advances from the General Partner at December 31, 1997, totaled $0 plus accrued interest of $527,000, Interest on advances is accrued at the prime rate, which was 8.25% from January to March of 1997 and was 8.5% for the remainder of the year. Interest expense on advances for the year ended December 31, 1997 was $4,000.

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



                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. The financial  statements and schedules of the Partnership  included in
         Item 8 of the report are listed on the index on page 8.

      2. The supplemental financial statement schedule of the Partnership included in Item 8 of this report is listed on the index on page 8.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Registrant during the quarter ended December, 31, 1997.



                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PROPERTY RESOURCES FUND VI
                               (Registrant)


Date:                          By:  -------------------------------
                                    David P. Goss
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



SIGNATURE                    TITLE                           DATE



/s/ David P. Goss            Chief Executive Officer
-----------------------                                      -------------------
David P. Goss


/s/ Charles B. Johnson       Director
-----------------------                                      -------------------
Charles B. Johnson


/s/ Rupert H. Johnson, Jr.   Director
-----------------------                                      -------------------
Rupert H. Johnson, Jr.


/s/ Charles E. Johnson       Director
-----------------------                                      -------------------
Charles E. Johnson