Form 10-Q
period 1998-03-31
PROPERTY RESOURCES FUND VI
filed 1998-05-15
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         MARCH 31, 1998
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   TO
                              --------------------------------------------------


Commission file number                       2-77330
                      ----------------------------------------------------------


                           PROPERTY RESOURCES FUND VI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



CALIFORNIA                                                        94-2838890
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)


                P. O. BOX 7777, SAN MATEO, CALIFORNIA 94403-7777
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code     (650) 312-2000
--------------------------------------------------------------------------------


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

Limited Partnership Units Outstanding as of March 31, 1998:  21,585




                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)


(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                    $2,239        $2,239
  Land improvements                                          781           781
  Buildings and improvements                               7,347         7,347
  Furnishings and equipment                                 1060         1,050
-------------------------------------------------------------------------------
                                                           11427        11,417

  Less: accumulated depreciation                           4,780         4,708
-------------------------------------------------------------------------------
Total real estate, net                                      6647         6,709


Cash and cash equivalents                                    505           407
Note receivable                                              214           237
Other assets, net                                            261           308
-------------------------------------------------------------------------------

   Total assets                                           $7,627        $7,661
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable                                            $6,452        $6,559
 Advances from General Partner                                 -             -
 Accrued interest due to General Partner                     527           527
 Deposits and other liabilities                              216           249
-------------------------------------------------------------------------------

Total liabilities                                          7,195         7,335
-------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued and                  897           766
outstanding
  General Partner                                          (435)         (440)
-------------------------------------------------------------------------------

   Total partners' capital (deficit)                         432           326
-------------------------------------------------------------------------------

   Total liabilities and partners' capital                $7,627        $7,661
(deficit)
===============================================================================






  The accompanying notes are an integral part of these financial statements.




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)





(Dollars in thousands, except per           1998      1997
unit amounts)
-----------------------------------------------------------

REVENUE:

  Rent                                      $512      $507
  Interest and dividends                       9        10
-----------------------------------------------------------

    Total revenue                            521       517
-----------------------------------------------------------

EXPENSES:
  Interest, other than related party          51        48
  Depreciation                                72        75
  Operating                                  244       241
  Related party                               30        33
  General and administrative                  18         8
-----------------------------------------------------------

    Total expenses                           415       405
-----------------------------------------------------------

NET INCOME                                  $106      $112
===========================================================



Net income allocable to limited             $101      $106
partners
===========================================================

Net income allocable to General               $5        $6
Partner
===========================================================

Net  income per $500 limited
partnership unit-                          $4.68     $4.91
  based on 21,585 units outstanding
===========================================================







  The accompanying notes are an integral part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                  $106          $112
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                              75            75
   (Increase) decrease in other assets                        44            92
   Increase in accrued interest                                -             2
   Decrease in deposits and other liabilities               (33)          (80)
-------------------------------------------------------------------------------
                                                              86            89
-------------------------------------------------------------------------------

Net cash provided by operating activities                    192           201
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                          (10)          (20)
   Principal received on note receivable                      23            14
-------------------------------------------------------------------------------
Net cash (used in) provided by investing                      13           (6)
activities
-------------------------------------------------------------------------------

   Origination of note payable                                               -
   Principal payments on notes payable                     (107)         (107)
   Principal payments to General Partner                       -          (69)
-------------------------------------------------------------------------------
Net cash used in financing activities                      (107)         (176)
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     98            19

Cash and cash equivalents, beginning of period               407           279
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $505          $298
===============================================================================



  The accompanying notes are an integral part of these financial statements.






                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                           MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Property Resources Fund VI (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net income for the three-month periods ended March 31, 1998 decreased $6,000, or 5%, when compared to 1997 primarily as a result of increased general and administrative expenses.

Total revenue for the three-month periods ended March 31, 1998 increased $4,000, or 1% when compared to 1997. Both Grouse Run and Clearlake Village experienced slight increases in rental revenues during the period.

Total expenses for the three-month periods ended March 31, 1998 increased $10,000, or 2%, when compared to 1997 as a result of increases in general and administrative expenses primarily accounting services. A small increase in property operating expenses, which was due to increased repair and maintenance costs, was offset by a decrease in interest expense, as the note payable to the General Partner was repaid in 1997.

LIQUIDITY AND CAPITAL RESOURCES

In July, 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of March 31, 1998 the Partnership had two operating properties: Clearlake Village Apartments and Grouse Run Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership or the Subsidiary, as herein after defined, in fee. Both Partnership properties are subject to mortgages. Management is currently marketing the properties for sale, and a sale of one or both of the properties may occur in 1998. Management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

As of March 31, 1998, cash and cash equivalents totaled $505,000. As of March 31, 1998, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The Partnership presently believes that funds available from operations and from its note receivable due in 1999 will permit it to repay interest owed to the General Partner. The Partnership also believes that the present trend toward improved operations at its properties will permit it to repay the Grouse Run note payable due in 1999 either from the sale of a property or from a loan refinancing.

Net cash provided by operating activities for the three month period ended March 31, 1998 was $192,000, or $9,000 less than the same period in 1997. The decrease was primarily due to a decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the three month period ended March 31, 1998, increased $19,000 when compared to the same period in 1997. In 1998, the Partnership received $9,000 more principle repayments on the note secured on Dell and spent $10,000 less on capital improvements than in the corresponding period in 1997.

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



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.









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


                                    Date: May 15, 1998