Form 10-Q
period 1998-06-30
PROPERTY RESOURCES FUND VI
filed 1998-08-17
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       TO


Commission file number                             2-77330



                           PROPERTY RESOURCES FUND VI
            (Exact name of registrant as specified in its charter)



CALIFORNIA                                                         94-2838890
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)


            P. O. BOX 7777,        SAN MATEO,  CALIFORNIA   94403-7777
                (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code     (650) 312-2000



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

Limited Partnership Units Outstanding as of June 30, 1998: 21,585





                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)


(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                      $999        $2,239
  Land improvements                                          179           781
  Buildings and improvements                               2,286         7,347
  Furnishings and equipment                                  413         1,050
-------------------------------------------------------------------------------
                                                           3,877        11,417

  Less: accumulated depreciation                           1,869         4,708
-------------------------------------------------------------------------------
Total real estate, net                                     2,008         6,709


Cash and cash equivalents                                  3,284           407
Note receivable                                              197           237
Other assets, net                                            321           308
-------------------------------------------------------------------------------

   Total assets                                           $5,810        $7,661
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable                                            $2,132        $6,559
 Accrued interest due to General Partner                     527           527
 Deposits and other liabilities                              158           249
-------------------------------------------------------------------------------

Total liabilities                                          2,817         7,335
-------------------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued and                3,400           766
outstanding
  General Partner                                          (407)         (440)
-------------------------------------------------------------------------------

   Total partners' capital                                 2,993           326
-------------------------------------------------------------------------------

   Total liabilities and partners' capital                $5,810        $7,661
(deficit)
===============================================================================






  The accompanying notes are an integral part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)



                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                        JUNE 30,   June 30,  JUNE 30,  June 30,
(Dollars in thousands, except per           1998       1997      1998      1997
unit amounts)
--------------------------------------------------------------------------------

REVENUE:

  Rent                                      $523       $529    $1,035    $1,036
  Interest and dividends                      10          8        19        18
                                       -----------------------------------------
    Total revenue                            533        537     1,054     1,054
                                       -----------------------------------------

EXPENSES:
  Interest, other than related party          51         51       102       102
  Depreciation                                72         73       144       145
  Operating                                  286        250       530       491
  Related party                               33         32        63        65
  General and administrative                  28          5        46        13
--------------------------------------------------------------------------------
    Total expenses                           470        411       885       816
--------------------------------------------------------------------------------

Operating Income before sale of               63        126       169       238
property

Gain on sale of property                   2,498          -     2,498         -

NET INCOME                                $2,561       $126    $2,667      $238
================================================================================



Net income allocable to limited           $2,533       $120    $2,634      $226
partners
================================================================================

Net income allocable to General              $28         $6       $33       $12
Partner
================================================================================

Net  income per $500 limited
partnership unit-                        $117.35      $5.56   $122.03    $10.47
  based on 21,585 units outstanding
================================================================================



  The accompanying notes are an integral part of these financial statements.

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                $2,667          $238
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             144           152
   (Increase) decrease in other assets                      (13)            88
Increase in accrued Interest                                   -             3
   Gain on sale of property                              (2,498)             -
   Decrease in deposits and other liabilities               (91)          (57)
-------------------------------------------------------------------------------
                                                         (2,458)           186
-------------------------------------------------------------------------------

Net cash provided by operating activities                    209           424
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                          (17)          (77)
Proceeds from sale of property                             6,625             -
-------------------------------------------------------------------------------
   Principal received on note receivable                      40            36
-------------------------------------------------------------------------------
Net cash provided by (used in) investing                   6,648          (41)
activities
-------------------------------------------------------------------------------

   Principal payments on notes payable                   (3,980)         (213)
   Principal payments to General Partner                       -         (153)
-------------------------------------------------------------------------------
Net cash used in financing activities                    (3,980)         (366)
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  2,877            17

Cash and cash equivalents, beginning of period               407           279
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $3,284          $296
===============================================================================



  The accompanying notes are an integral part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management have decided to sell the Partnership's remaining property and dissolve the Partnership. A proxy statement announcing this intention was sent to members in April 1998 and has since been approved. No sale of the remaining Property had occurred at June 30, 1998, however management is currently actively seeking a buyer of the Property. Accordingly it is possible that the Partnership will not continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary if the Partnership will not continue as a going concern. Management believes that the market value of the Partnership's remaining property is at least equal to its book value. Accordingly management does not expect any material losses to be undertaken in the event of the liquidation of the Partnership. However, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

These   financial   statements   should  be  read  in  conjunction   with  the
Partnership's audited financial statements for the year ended December 31, 1997.

NOTE 2 - SALE OF RENTAL PROPERTY

On June 30, 1998, the Partnership sold the Grouse Run Apartments property to an unaffiliated buyer for a total sales price of $6,902,500 resulting in net cash proceeds to the Partnership of $6,625,750. In connection with the sale, the Partnership recognized a gain of $2,498,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 Total revenue for the three- and six-month periods ended June 30, 1998 decreased $4,000, or 1%, and $-, respectively, when compared to the same periods in 1997. This was in line with expectations.

Total expenses for the three and six-month period ended June 30, 1998 increased $59,000, or 14%, and $69,000, or 8%, respectively, when compared to the same periods in 1997. The increase for both periods reported was a result of additional operating expenses primarily related to increased accounting, legal and payroll costs.

The increase in net income for the three and six-month periods under review was primarily due to the gain recorded on the sale of the Grouse Run Apartments property in June 1998 as discussed in note 2 to the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

In July 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of June 30, 1998 the Partnership had one operating property named Clearlake Village Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership or the Subsidiary, as herein after defined, in fee. As described in note 1 to the financial statements Management estimates that the net realizable value of the property approximates its carrying value.

As of June 30, 1998, cash and cash equivalents totaled $3,284,000. As of June 30, 1998, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

The Partnership presently believes that funds available from operations and from its note receivable due in 1999 will permit it to repay interest owed to the General Partner. The Partnership successfully eliminated $4,246,000 of notes payable during June 1998. This was financed by the proceeds from the sale of Grouse Run Apartments as referred to in note 2 to the financial statements.

Net cash provided by operating activities for the six-month period ended June 30, 1998 was $209,000 which was $225,000 less than the same period in 1997. This was primarily due to the results of operations as discussed above.

The changes in net cash provided by investing and financing activities during the six-month period ended June 30, 1998 primarily resulted from the sale of the Grouse Run Apartments property in June 1998, as reduced by the repayment of the related note payable.

Management believes that the Company's sources of capital as described under Liquidity and Capital Resources are adequate to meet its liquidity needs in the foreseeable future. As disclosed in note 1 to the financial statements management is currently seeking to dissolve the Partnership.

IMPACT OF INFLATION
The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.

YEAR 2000
Management is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time, management believes that the costs associated with resolving these issues will not have a material effect on the Company's financial statements.






















                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.










                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PROPERTY RESOURCES FUND VI


                                    By:

                                       David P. Goss
                                       Chief Executive Officer


                                    Date: