Form 10-Q
period 1998-09-30
PROPERTY RESOURCES FUND VI
filed 1998-11-17
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       SEPTEMBER 30, 1998
                               -------------------------------------------------

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

Limited Partnership Units Outstanding as of September 30, 1998: 21,585




                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)


(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                      $999        $2,239
  Land improvements                                          179           781
  Buildings and improvements                               2,286         7,347
  Furnishings and equipment                                  416         1,050
                                                -------------------------------
                                                           3,880        11,417

  Less: accumulated depreciation                           1,890         4,708
                                                -------------------------------
Total real estate, net                                     1,990         6,709

Cash and cash equivalents                                    908           407
Note receivable                                              172           237
Other assets, net                                            279           308
                                                -------------------------------
   Total assets                                           $3,349        $7,661
                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable                                            $2,127        $6,559
 Accrued interest due to General Partner                     527           527
 Deposits and other liabilities                              177           249
                                                -------------------------------

Total liabilities                                          2,831         7,335
                                                -------------------------------

Partners' capital (deficit):
  Limited partners, 21,585 units issued and                  925           766
outstanding
  General Partner                                          (407)         (440)
                                                -------------------------------

   Total partners' capital                                   518           326
                                                -------------------------------

   Total liabilities and partners' capital (deficit)      $3,349        $7,661
                                                ===============================



  The accompanying notes are an integral part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)



                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER SEPTEMBER  SEPTEMBER SEPTEMBER
                                             30,        30,       30,       30,
(Dollars in thousands, except per           1998       1997      1998      1997
unit amounts)
--------------------------------------------------------------------------------

REVENUE:

  Rent                                      $238       $528    $1,273    $1,564
  Interest and dividends                      22          5        41        23
                                       -----------------------------------------
    Total revenue                            260        533     1,314     1,587
                                       -----------------------------------------

EXPENSES:
  Interest, other than related party          50         55       152       157
  Depreciation                                21         72       165       217
  Operating                                  163        253       693       744
  Related party                               17         30        80        95
  General and administrative                   2          4        48        17
                                       -----------------------------------------
    Total expenses                           253        414     1,138     1,230
                                       -----------------------------------------

Operating Income before sale of                7        119       176       357
property

Gain on sale of property                       -          -     2,498         -

NET INCOME                                    $7       $119    $2,674      $357
                                       =========================================



Net income allocable to limited               $7       $113    $2,641      $339
partners
                                       =========================================

Net income allocable to General               $-         $6       $33       $18
Partner
                                       =========================================

Net  income per $500 limited
partnership unit-                          $0.32      $5.24   $122.35    $15.71
  based on 21,585 units outstanding
                                       =========================================



  The accompanying notes are an integral part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
                                                -------------------------------
Cash flows from operating activities:

Net income                                                $2,674          $357
                                                -------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             175           226
   (Increase) decrease in other assets                        19            66
Increase in accrued Interest                                   -             3
   Gain on sale of property                               (2,498)            -
   Decrease in deposits and other liabilities                (72)         (31)
                                                -------------------------------
                                                          (2,376)           264
                                                -------------------------------

Net cash provided by operating activities                    298           621
                                                -------------------------------

Cash flow from investing activities:
   Improvements to rental property                           (20)         (181)
Proceeds from sale of property                             6,625             -
   Principal received on note receivable                      65            59
                                                -------------------------------
Net cash provided by (used in) investing                   6,670          (122)
activities
                                                -------------------------------

   Principal payments on notes payable                    (3,985)         (320)
   Distribution to Limited Partners                       (2,482)             -
   Principal payments to General Partner                        -         (153)
                                                -------------------------------
Net cash used in financing activities                     (6,467)         (473)
                                                -------------------------------

Net increase in cash and cash equivalents                    501            26

Cash and cash equivalents, beginning of period               407           279
                                                -------------------------------
Cash and cash equivalents, end of period                    $908          $305
                                                ===============================



  The accompanying notes are an integral part of these financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management have decided to sell the Partnership's remaining property and dissolve the Partnership. A proxy statement announcing this intention was sent to members in April 1998 and has since been approved. No sale of the remaining Property had occurred at September 30, 1998, however management is currently actively seeking a buyer of the Property. Accordingly it is possible that the Partnership will not continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
1997
Total revenue for the three- and nine-month periods ended September 30, 1998 decreased $273,000, or 51%, and $273,000, or 17% respectively, when compared to the same periods in 1997. This was due primarily to the sale of the Grouse Run Apartments property on June 30 1998.

Total expenses for the three and nine-month period ended September 30, 1998 decreased $161,000, or 39%, and $92,000, or 7%, respectively, when compared to the same periods in 1997. The decrease was primarily caused by reduced administrative, payroll, utility and depreciation expenses following the sale of the Grouse Run Apartments property on June 30 1998.

The increase in net income for the nine-month period ended September 30, 1998 was primarily due to the gain recorded on the sale of the Grouse Run Apartments property in June 1998 as discussed in note 2 to the financial statements. The decrease in net income for the three months ended September 30, 1998 was due to the changes in revenues and expenses as discussed above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

In July 1983, the Partnership completed a public offering of its limited partnership units with total proceeds of $10,795,500 from the sale of 21,585 limited partnership units. The Partnership acquired five properties with an aggregate cost of $23,526,000.

As of September 30, 1998 the Partnership had one operating property named Clearlake Village Apartments. The buildings and the land upon which the buildings are located are owned directly by the Partnership or the Subsidiary, as herein after defined, in fee. As described in note 1 to the financial statements Management estimates that the net realizable value of the property approximates its carrying value.

As of September 30, 1998, cash and cash equivalents totaled $908,000. As of September 30, 1998, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

The Partnership presently believes that funds available from operations and from its note receivable due in 1999 will permit it to repay interest owed to the General Partner. The Partnership successfully eliminated $4,246,000 of notes payable during June 1998. This was financed by the proceeds from the sale of Grouse Run Apartments as referred to in note 2 to the financial statements.

Net cash provided by operating activities for the nine-month period ended September 30, 1998 was $298,000 which was $323,000 less than the same period in 1997. This was primarily due to the results of operations as discussed above.

The changes in net cash provided by investing and financing activities during the nine-month period ended September 30, 1998 primarily resulted from the sale of the Grouse Run Apartments property in June 1998, as reduced by the repayment of the related note payable and distribution to the Limited partners.

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




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

The Partnership filed 2 reports on form 8-K during the three months ended September 30, 1998 both of which related to the sale of the Grouse Run Apartments property. Form 8-K was filed on July 15 1998 and form 8-K/A was filed on September 16, 1998.




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


                                    Date: 11/16/98