Form 10-K
period 1998-12-31
PROPERTY RESOURCES FUND VI
filed 1999-04-01
CIK 702313

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998. Commission File No. 2-77330


                          PROPERTY RESOURCES FUND VI
            (Exact Name of Registrant as Specified in its Charter)

California                       942838890
-----------------------------------------------------------------
(State or other jurisdiction or  (I.R.S. Employer
incorporation or organization)   Identification number)

P.O. Box 7777, San Mateo, CA     (650) 312-5824
94403-7777
-----------------------------------------------------------------
(Address of principal and        Registrant's telephone number,
executive Office)                including Area Code


Securities registered pursuant to Section 12(b) of Act:*

                         Title of each class

                         Limited Partnership Interests
                         ---------------------------------

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

Limited Partnership Units outstanding at December 31, 1998: 21,585

Documents Incorporated by Reference: Portions of the Prospectus of Property Resources Fund VI dated July 12, 1982 (in Part III, Item 13) as filed with the Securities and Exchange Commission pursuant to Rule 424(b).


                               PART 1
                              --------
Item 1. BUSINESS
        --------

PROPERTY RESOURCES FUND VI (hereinafter referred to either as the "Partnership" or the "Registrant") is a limited partnership formed in May 1982 under the Uniform Limited Partnership Act of the State of California. The General Partner is Property Resources, Inc., a California corporation; (the "General Partner") located at 1800 Gateway Drive, San Mateo, California 94404.

The Partnership was organized for the purpose of acquiring, improving, developing, operating and holding for investment, income-producing real properties from unaffiliated sellers. The Partnership expects to sell its remaining property and terminate and dissolve the Partnership in 1999. There is no assurance that the Partnership will be successful in this regard.

During its operating life, the Partnership acquired an interest in five real estate assets. These assets are located in Houston, Texas; San Antonio, Texas; Oklahoma City, Oklahoma; Salt Lake City, Utah; and Campbell, California; as more particularly described in Item 2. Properties. The Partnership later sold all of these assets with the exception of the asset in Houston, Texas. Management is currently marketing the remaining property for sale, and expects a sale of this property to occur in 1999.

The  real  estate   business  is   competitive,   and  the  Partnership  is  in
competition with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership.

The Partnership will be subject to the risks generally associated with the ownership of real property. These risks include the possibility that operating expenses and fixed costs may exceed property revenues; economic conditions may adversely change further in the market where the Partnership owns property and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise, particularly in older structures; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in uninsured losses; the financial condition of the tenants of property may
deteriorate;   and  other   factors   which  are  beyond  the  control  of  the
Partnership may occur. The Partnership's real estate investment in its remaining rental property will be subject to the risk of the Partnership's inability to attract or retain tenants and a consequent decline in rental income.

While one of the Partnership's objectives is to generate cash flow, there can be no guarantee that the remaining property will generate sufficient revenue to cover operating expenses and meet any required payments on any debt obligations of the Partnership.

The opportunities for sale, and the profitability of any sale, of the Partnership's remaining property will be subject to the risk of adverse changes in real estate market conditions. There may be shortages or increased costs of fuel, natural gas, water, or electric power, or allocations thereof by suppliers or governmental regulatory bodies in the area where the Partnership owns its property. In the event of such shortages, price increases or allocations may occur, and the operation of its property may be adversely affected. It is also possible that legislation on the state or local level may be enacted which may include some form of rent control or changes in property tax assessments. There may be changes to federal, state or local regulations enacted relating to the protection of the environment.

The Partnership is unable to predict the extent, if any, to which such shortages increased prices, legislation, regulations or allocations, might occur and the degree to which the occurrence of such events might adversely affect the property owned by the Partnership.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Partnership typically has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. The Partnership intends to continue this practice. Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Partnership property must be removed or the release of such substances remediated, the Partnership could be required to pay all costs of any necessary cleanup work. However under certain circumstances, the Partnership could make claims against other responsible parties. The Partnership could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Partnership is not aware of any hazardous substances on or in its properties and it has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with the environmental condition of any of its properties.

The Americans with  Disabilities  Act ("ADA"),  which  generally  requires that buildings be made accessible to people with disabilities, and has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Partnership has conducted inspections of its properties to determine whether the exterior and common area of such properties are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Partnership's properties were not in compliance, the Partnership may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Partnership's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal.

Item 2. PROPERTIES
        ----------

During its investment phase, the Partnership acquired four existing rental properties and completed construction of a fifth property, Grouse Run Apartments. The investment phase of the Partnership is complete and the Partnership does not intend to purchase additional properties. The Partnership has bought and sold property as follows:

PROPERTY                            DATE ACQUIRED    DATE SOLD
Clearlake Village Apartments        August 1982      -
Waterbury Plaza office complex      December 1982    June 1990
Space  Savers One and Space  Savers
Three mini-warehouses               April 1983       June 1994
1600 Dell Avenue office/warehouse   December 1983    November 1988
Grouse Run Apartments               July 1984        June 1998


The remaining property is managed by Continental Property Management Co. ("CPMC"), an affiliate of the General Partner, which performs the leasing and management related services for the properties.

As discussed in Note 3 to the financial statements, the fee interest in Clearlake Village Apartments is held through the Partnership's consolidated subsidiary, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). Management is currently marketing this property for sale, and expects a sale to occur in 1999. In the opinion of management, the level of insurance coverage is adequate for this property and within industry standards.


CLEARLAKE VILLAGE APARTMENTS
----------------------------

The Clearlake Village Apartments are located in the Clearlake City area of Houston, Harris County, Texas. The apartment complex was completed in 1976. Situated on a 5-acre site, the complex consists of 174 garden style apartments in 14 buildings. Apartment units include 24 two-bedroom, two-bath units of 850 square feet; 40 two-bedroom, one-bath units of 800 square feet; 70 one-bedroom, one-bath units of 670 square feet; and 40 efficiency units of 507 square feet. The property's total net rentable area is 119,580 square feet. As of December 31, 1998, monthly rental rates ranged from $375 to $565 and the occupancy rate was 93%. Amenities for residents include a 4,000 square foot clubhouse/exercise room, as well as a swimming pool, laundry, and storage facilities. The secured loan is owed to an unaffiliated party, carries interest at 8.88% and matures in 2006.

Item 3. LEGAL PROCEEDINGS
        -----------------

There are no material legal proceedings pending to which the Partnership is a party or which any of its properties is the subject, required to be reported hereunder. From time to time, the Partnership may be a party to ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters have been submitted during the fourth quarter of the fiscal year ended December 31, 1998, which required the vote of security holders.

                                    PART II
                                    -------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------------------

As of December 31, 1998, there were 21,585 limited partnership units outstanding and 1,126 unit holders of record. There are no dividends. However, the limited partnership unit holders may be entitled to certain cash distributions as provided in the limited partnership agreement.

The units are not freely transferable and no market for the units presently exists or is likely to develop.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

(Dollars in Thousands,
 except unit and per     1998    1997     1996     1995     1994
unit amounts)
-------------------------------------------------------------------


Total revenues           $1,572  $2,122   $2,039   $2,178   $2,614
Gain on sale of          $2,049       -        -        -        -
property
Gain on restructured       $447       -        -        -     $272
debt
Net income (loss)        $2,714    $455     $330     $430     $663

Net income (loss) per   $124.07  $20.01   $14.50   $18.95   $29.56
unit1
Number of limited
partnership              21,585  21,585   21,585   21,585   21,585
  units outstanding

Balance sheet data:
  Total assets           $3,420  $7,661   $7,809   $7,696   $7,960
  Notes payable          $2,121  $6,559   $6,986   $6,942   $7,363
  Accumulated
partners' capital
  (deficit)                $558    $326   $(129)   $(459)   $(889)

Other Data:
  Cash Flows
    Operating              $371    $827     $466     $826     $545
    Investing            $6,836  $(117)       $4      $14     $289
    Financing           $(6,473) $(580)   $(442)   $(720)   $(819)


Total rentable square
footage at  end of      119,580 321,104  321,104 321,104 321,104
year:
Number of properties
at end of year:               1       2        2       2       2


1 Per  $500  limited   partnership  unit   outstanding,   exclusive  of  amounts
allocable to the General Partner.

Item 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
         ---------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Net income for the year ended December 31, 1998 increased $2,259,000 (496%) as compared to the prior year, primarily due to gain on sale of the Grouse Run Apartments property ("Grouse Run"), as discussed below.

Total revenues decreased $550,000 (26%) in the year ended December 31, 1998 to $1,572,000, as compared to $2,122,000 for the year ended December 31, 1997. This was due primarily to the sale of the Grouse Run in June 1998. Rental revenues increased at both properties, primarily as a result of increased average rental rates. The average occupancy rates remained relatively stable. The average occupancy rates for each of the properties in 1998 and 1997 respectively, were 93% and 94% at Grouse Run and 94% and 93% at Clearlake.

Total expenses decreased $313,000 (19%) in 1998, as compared to 1997. The decrease was primarily caused by reduced administrative, payroll, utility and depreciation expenses following the sale of Grouse Run in June 1998.

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

Total expenses decreased $42,000 (2%) in 1997, as compared to 1996. This was due to a decline in operating expenses of $23,000 and decreasing total interest expenses. The decline in operating expenses was mainly a result of lower utility and repair costs at the two apartment complexes. Interest expense (including related party interest payments) declined $21,000 as a result of the Partnership's payments to reduce debt in 1997. Interest payments of $4,000 were charged to related party expense in 1997, compared to $141,000 in 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As  of  December  31,  1998,  the  Partnership  had  one  operating   property,
Clearlake Village Apartments ("Clearlake"). The Partnership owns fee interests in the buildings and the land upon which these buildings are located, and the property is subject to a mortgage, as more fully described in Note 3 to the consolidated financial statements.

As of December 31, 1998, cash and cash equivalents totaled $1,143,000. As of December 31, 1998, accrued interest due to General Partner amounted to $527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

On  August  12,  1996,  the  note  payable  to  affiliate,   collateralized  by
Clearlake, was repaid from the proceeds of a new loan from an unaffiliated lender. In connection with the new loan, the Partnership formed Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary") and contributed its fee interest in Clearlake to the Subsidiary. Although the General Partner of the Partnership is a 1% sole General Partner in the Subsidiary, the partnership agreement of the Subsidiary is structured such that no economic benefit accrues to the General Partner as a result of the asset contribution. Accordingly, the minority interest of the Subsidiary's General Partner has not been accounted for in the accompanying consolidated financial statements.

The Partnership presently believes that its existing cash and funds available are adequate to meet its liquidity needs in the reasonably forseeable
future.   Furthermore,   management  is  currently   marketing  the remaining
property for sale, and expects a sale to occur in 1999.


IMPACT OF INFLATION
-------------------

The Partnership's management believes that inflation may have a positive effect on the property portfolio, but this effect generally will not be fully realized until the Partnership sells the remaining property.

YEAR 2000
---------

The Partnership has evaluated whether its computer systems, including on-site and embedded systems, and those of third parties with whom the Partnership interacts will function properly by, at or during the year 2000. The Partnership has determined certain of its own systems are not currently year 2000 compliant. Management has a plan to replace or upgrade these systems within the next nine months. The Partnership does not expect that the costs associated with these replacements or upgrades will have a materially adverse impact on its financial position, results of operations or cash flows in future periods. However, failure to successfully replace or upgrade these systems could result in material disruptions to its business.

The Partnership is managed and advised by certain affiliates of Franklin Resources, Inc. It is reliant on these entities for its basic computer network and certain other applications. Management is monitoring the progress of these entities in achieving year 2000 compliance and does not currently anticipate a materially adverse impact on the Partnership's business as a result of their non-compliance.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------------
                                                               PAGE
                                                               ----

Report of Independent Accountants                                9

Consolidated Balance Sheets as of December 31, 1998 and 1997    10

Consolidated Statements of Income for the Years                 11
   Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Partners' Capital (Deficit) for the  12
   Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years             13
   Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                 14 - 18

Schedule III - Real Estate and Accumulated                 19 - 20
   Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------



To the Partners
Property Resources Fund VI

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Property Resources Fund VI at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP
San Francisco, California
January 29, 1999


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                          --------------------------


(Dollars in thousands)                              1998        1997
---------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                              $999      $2,239
  Land improvements                                  179         781
  Buildings and improvements                       2,286       7,347
  Furnishings and equipment                          418       1,050
---------------------------------------------------------------------
                                                   3,882      11,417
  Less: accumulated depreciation                   1,911       4,708
---------------------------------------------------------------------
Total real estate, net                             1,971       6,709

Cash and cash equivalents                          1,143         409
Note receivable                                        -         237
Other assets, net                                    306         306
---------------------------------------------------------------------
Total assets                                      $3,420      $7,661
=====================================================================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
Liabilities:
  Notes payable                                   $2,121      $6,559
  Accrued interest due to General Partner            527         527
  Deposits and other liabilities                     214         249
---------------------------------------------------------------------
Total liabilities                                  2,862       7,335
---------------------------------------------------------------------

Partners' capital (deficit):
  Limited partners,  21,585 units issued and         962         766
outstanding
  General Partner                                   (404)       (440)
----------------------------------------------------------------------
   Total partners' capital                           558         326
=====================================================================
   Total liabilities and partners' capital        $3,420      $7,661
=====================================================================

  The accompanying notes are an integral part of these consolidated financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             ----------------------------------------------------


(Dollars in thousands, except unit and per       1998    1997    1996
unit amounts)
----------------------------------------------------------------------

REVENUES:
  Rent                                         $1,507  $2,088  $2,000
  Interest  and dividends                          65      34      39
----------------------------------------------------------------------
    Total revenues                              1,572   2,122   2,039
----------------------------------------------------------------------

EXPENSES:
  Interest, other than related party              202     204      88
  Depreciation                                    186     288     291
  Property operating                              817   1,032   1,055
  Related party                                    97     126     254
  General and administrative                       52      17      21
----------------------------------------------------------------------
    Total expenses                              1,354   1,667   1,709
----------------------------------------------------------------------

Operating income before sale property             218     455     330

Gain on sale of property                        2,049       -       -

----------------------------------------------------------------------
Net income before extraordinary item            2,267     455     330

Extraordinary item - Gain on early                447       -       -
extinguishment of debt

----------------------------------------------------------------------
NET INCOME                                     $2,714    $455    $330
======================================================================


Net income allocable to limited partners       $2,678    $432    $313
======================================================================

Net income allocable to General Partner           $36     $23     $17
======================================================================

Net  income per $500 limited partnership
unit-based                                    $124.07  $20.01  $14.50
 on 21,585 units outstanding
======================================================================


  The accompanying notes are an integral part of these consolidated financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             ----------------------------------------------------

                                        LIMITED     General
(Dollars in thousands)               PARTNERS       Partner    Total
                                       Units
                                       Amount
------------------------------------------------------------------------

Balance, January 1, 1996          21,585       $21     $(480)    $(459)

Net income                             -       313        17        330
------------------------------------------------------------------------
Balance, December 31, 1996        21,585       334      (463)     (129)

Net income                             -       432        23        455
------------------------------------------------------------------------
Balance, December 31, 1997        21,585       766      (440)       326

Distribution                           -    (2,482)        -    (2,482)

Net income                             -     2,678        36      2,714

========================================================================
Balance, December 31, 1998        21,585      $962     $(404)      $558
========================================================================


  The accompanying notes are an integral part of these consolidated financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             ----------------------------------------------------

(Dollars in thousands)                            1998    1997     1996
------------------------------------------------------------------------

Net income                                      $2,714    $455     $330
Adjustments  to  reconcile  net income to net
cash
 provided by operating activities:
   Depreciation and amortization                   199     301      304
   (Increase) decrease in other assets             (11)     94    (260)
   Increase in accrued interest                      -       3       31
   (Decrease) increase in deposits
     and other liabilities                         (35)    (26)      61
   Extraordinary  gain on  extinguishment  of     (447)      -        -
debt
   Gain on sale of property                     (2,049)      -        -
------------------------------------------------------------------------
Net cash provided by operating activities          371     827      466
------------------------------------------------------------------------

   Improvements to rental property                 (26)   (200)    (58)
   Principal payments on note receivable           236      83       62
   Net proceeds from sale of property            6,626       -        -
------------------------------------------------------------------------
Net  cash  provided  by (used  in)  investing    6,836    (117)       4
activities

   Proceeds from note payable                        -       -    2,167
   Increase in deferred loan costs                   -       -    (133)
   Principal payments on notes payable          (3,991)   (427) (2,123)
   Distributions to Limited Partner             (2,482)      -        -
   Repayments to General Partner                     -    (153)   (353)
------------------------------------------------------------------------
Net cash used in financing activities           (6,473)   (580)   (442)
------------------------------------------------------------------------
Net increase in cash and cash equivalents          734     130       28
Cash and cash equivalents,
 beginning of year                                 409     279      251
------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                                    $1,143    $409     $279
========================================================================


  The accompanying notes are an integral part of these consolidated financial statements.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

ORGANIZATION AND BUSINESS ACTIVITY

Property  Resources  Fund  VI  (the  "Partnership")  is  a  California  limited partnership formed on May 3, 1982 for the purpose of investing in income-producing real estate. Property Resources, Inc. is the General Partner.

As  of  December  31,  1998,  there  were  21,585  limited   partnership  units
outstanding. The units are not freely transferable and no public market for the units exists or is likely to develop.

As of December 31, 1998, the Partnership owned a 174 unit garden-style apartment rental property (Clearlake Village Apartments), located in Houston, Texas. As discussed in Note 3, the fee interest in Clearlake Village
Apartments is held through the Partnership's consolidated subsidiary, Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary"). Management is currently marketing this property for sale, and expects a sale to occur in 1999.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF PREPARATION
--------------------------------------

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned Subsidiary (Note 3). All significant intercompany accounts and transactions have been eliminated.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management have decided to sell the
Partnership's remaining property and dissolve the Partnership. A proxy statement announcing this intention was sent to members in April 1998 and has since been approved. No sale of the remaining Property had occurred at December 31, 1998; however, management is currently actively seeking a buyer of the Property. Accordingly, it is possible that the Partnership will not continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary if the Partnership will not continue as a going concern. Management believes that the market value of the Partnership's remaining property is at least equal to its book value. Accordingly, management does not expect any material losses to be undertaken in the event of the liquidation of the Partnership. However, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

ESTIMATES
---------

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

REAL ESTATE
-----------

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

Pursuant to the Partnership's historical investment objectives, property purchased has been held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. In 1986 and 1987, the Partnership recorded reductions in the carrying amounts of Clearlake Village Apartments and Grouse Run Apartments to state the carrying amounts at fair value at the date of the adjustments. Management currently intends to dispose of the remaining rental property and, in that regard, commenced marketing activity in 1998. As of December 31, 1998, management believes that the fair value exceeds the current carrying amount; however, there can be no assurance that the eventual sale of the rental property, which may occur in the forthcoming year, will not result in additional losses.

CASH AND CASH EQUIVALENTS
-------------------------

The  Partnership   classifies  all  highly  liquid  investments  with  original maturities of three months or less from the date acquired as cash equivalents.

INCOME TAXES
------------

Under federal and state income tax regulations, the income or loss of a partnership flows through to the partners and is reported on their individual income tax returns; accordingly, no provision for income taxes is made in these consolidated financial statements.

OTHER ASSETS
------------

Other assets include deferred loan fees that are amortized over the life of the related loan, which approximates the effective interest method. At
December 31, 1998, other assets also included impound accounts held by the lender of the note payable collateralized by the Clearlake Village Apartments for real estate taxes, insurance and capital improvements.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consisted principally of a note receivable and money market securities. The Partnership collected the full amount on the note receivable during 1998.

The  Partnership  places excess cash in money market  securities  with Franklin
Money Fund, an investment company managed by an affiliate of the General Partner, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer.

The Partnership reserves for potential credit losses associated with tenant receivables, as appropriate, and such losses have been within management's expectations.

REVENUE RECOGNITION
-------------------

The properties are leased to tenants under short-term operating leases for typically six to twelve month periods. Revenue is recognized as earned.

NEW PRONOUNCEMENTS BY THE FINANCIAL ACCOUNTING STANDARDS BOARD
--------------------------------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements. The Partnership has no items of other comprehensive income and accordingly, net income equals comprehensive income for all periods presented.


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131"), which establishes new requirements for reporting segment
information.   The Partnership has determined that it has one reportable
segment under FAS 131.

NOTE 2 - NOTE RECEIVABLE
------------------------

During 1998 the Partnership realized $237,000 in full settlement on a note receivable.

NOTE 3 - NOTES PAYABLE
----------------------

IN THOUSANDS                                        1998      1997
-------------------------------------------------------------------

CLEARLAKE VILLAGE APARTMENTS
Note payable, collateralized by deed of trust,
bearing interest at a fixed rate of 8.88%,
monthly principal and interest payments of $18     2,121     2,143
until maturity in 2006.

GROUSE RUN APARTMENTS
Amended note payable, collateralized by deed
of trust,
bearing interest at a fixed rate of 9.96%,             -     4,416
monthly principal
payments of $34 until maturity in 1999.
                                               ====================
                                                  $2,121    $6,559
                                               ====================

On August 12, 1996, a note payable to affiliate, collateralized by the Clearlake Village Apartments, was repaid from the proceeds of a new loan from an unaffiliated lender. In connection with the new loan, the Partnership formed Property Resources Fund VI Subsidiary, L.P. (the "Subsidiary") and
contributed its fee interest in Clearlake Village Apartments to the Subsidiary. Although the General Partner of the Partnership is a 1% sole
General Partner in the Subsidiary, the partnership agreement of the Subsidiary is structured such that no economic benefit accrues to the General Partner as a result of the asset contribution. Accordingly, the minority interest of the Subsidiary's General Partner has not been accounted for in the accompanying consolidated financial statements.

On October 1, 1994, the Grouse Run note payable was amended. The amendment was accounted for as a troubled debt restructuring in accordance with
Statement of Financial Accounting Standards No. 15. The Partnership is carrying the amended note equal to the total future cash payments payable and is not recognizing interest expense between the restructuring and the maturity of the amended note. The Partnership fully repaid this loan during the year ended December 31, 1998 following the sale of Grouse Run Apartments, and as a result of the extinguishment of this debt, $447 was recognized as an extraordinary gain.

Aggregate principal payments required in future years are as follows:

(Dollars in thousands)
1999                                  $24
2000                                   26
2001                                   28
2002                                   31
2003                                   34
Thereafter                          1,978
------------------------------------------
                                   $2,121
------------------------------------------


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest paid on notes payable for the years ended December 31, 1998, 1997 and 1996, was $189,000, $191,000, and $169,000, respectively. At December 31,
1998 and 1997 the fair values of notes payable approximated its carrying value. The fair values of notes payable are estimated using interest rates offered to the Partnership on debt of similar maturity and risk.

NOTE 4 - DISTRIBUTION OF INCOME
-------------------------------

ALLOCATIONS TO PARTNERS
-----------------------

The limited partnership agreement provides for allocation of income and cash distributions. In the periods presented, allocations of income to partners were calculated as follows:

    Income or loss arising from operations was allocated 95% to the limited partners in the ratio of capital contributions and 5% to the General Partner as a partnership management fee.

    Income or loss arising from the sale or disposition of assets was allocated 99% to the limited partners in the ratio of their capital contributions and 1% to the General Partner.

Cash distributions from operations are allocated 100% to the limited partners, except upon liquidation or termination.


NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
-------------------------------------------------------------

TRANSACTIONS WITH GENERAL PARTNER
---------------------------------

Under the partnership agreement, the General Partner and its affiliates may receive compensation for services rendered to the Partnership and may receive reimbursement for certain expenses incurred on behalf of the Partnership, summarized as follows and reflected as related party expense in the consolidated statements of income.

(Dollars in thousands)                     1998     1997    1996
-------------------------------------------------------------------

RELATED PARTY EXPENSE
   Property management fees                   $76     $104     $99

   Reimbursement for accounting
     and data processing expenses              21       18      14

   Interest on advances from the General        -        4      30
Partner

   Interest on promissory note
collateralized by                               -        -     111
     the property Clearlake Village
Apartments

                                          =========================
                                              $97     $126    $254
                                          =========================


                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)
---------------------------------------------------------------------

A promissory note payable to Franklin Resources, Inc., the parent of the General Partner, which was collateralized by the Clearlake Village Apartments was repaid on August 12, 1996 from the proceeds of a new loan from an unaffiliated lender (Note 3).

INTEREST DUE TO GENERAL PARTNER
-------------------------------

As of December 31, 1998, accrued interest due to the General Partner was $527,000. This was accrued on advances that were required to pay for various capital improvements and to support operating cash flow deficits. The principal portion of the advances was fully repaid in 1997.

NOTE 6 - SALE OF RENTAL PROPERTY
--------------------------------

On June 30, 1998, the Partnership sold the Grouse Run Apartments property to an unaffiliated buyer for a total sales price of $6,902,500 resulting in net cash proceeds to the Partnership of $6,625,750. In connection with the sale, the Partnership recognized a gain of $2,049,000.

NOTE 7 - RECONCILIATION TO FEDERAL INCOME TAX BASIS OF ACCOUNTING (UNAUDITED)
-----------------------------------------------------------------------------

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the accompanying financial statements are as follows:

---------------------------------------------------------------------
(Dollars in thousands)                      1998      1997      1996
---------------------------------------------------------------------

Net income - financial statements          $2,714     $455      $330
Differences resulting from:
  Depreciation                                 23      (54)      (53)
  Interest expense                          (631)     (374)     (374)
  Gain on disposition of property           2,714       48        36
  Other                                        57        -       (32)
======================================================================
Net income (loss) income tax method        $4,877      $75      $(93)
======================================================================

Net taxable income (loss) per limited
  partnership unit and net of amounts
  allocable to the General Partner        $138.50    $3.50    $(4.33)
======================================================================

---------------------------------------------------------------------
(Dollars in thousands)                    1998      1997      1996
---------------------------------------------------------------------
Partners'     capital    (deficit)    -      $558     $326     $(129)
financial statements
Differences resulting from:
  Depreciation                            (2,068)   (4,965)   (4,911)
  Interest Expense                              -   (1,223)     (849)
  Gain on disposition of property               -     (138)     (186)
  Write-down on rental property             1,255    1,452     1,452
  Note restructuring                            -    2,028     2,028
  Note restructuring basis adjustment        (28)   (2,305)   (2,305)
======================================================================
Partners'  capital (deficit) income tax    $(283)  $(4,825)  $(4,900)
method
======================================================================



                          PROPERTY RESOURCES FUND VI
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                AS OF, AND FOR THE YEAR ENDED DECEMBER 31, 1998
                            (Dollars in thousands)


                                          Cost
                                      Capitalized
                      Initial         Subsequent To      Gross Amount at Which
                    COST TO FUND      ACQUISITION       CARRIED AT CLOSE OF PERIOD

                                                                                                               Life on Which
                                                                                                               Depreciaton in
                                                                                 Accum-                        Latest Operations
                                                Carry-       Buildings           ulated     Date of            Statements is
              Encum-                   Improve-  ing           and               Deprecia-  construc   Date    Computed
Description   brances Land  Buildings  ments    Costs  Land  Improvement  Total  tion       -tion      Acquire
174 unit
apartment
complex in
Houston,

Texas        $2,121   $999   $3,662      $447     -    $999   $2,883     $3,882  $1,911      1976       08/82     Note 2
                                                                         Notes 1,
                                                                         3 and 4



R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1) The aggregate cost for federal income tax purposes is $4,414.

(2) Depreciation is computed using useful lives of 10-20 years for land improvements, 10-35 years for buildings, improvements and 4-5 years for furnishings and equipment and the life of the related lease for tenant improvements.

(3) The total cost carried at the close of the period has been adjusted to reflect the Partnership's reduction in the carrying values for the apartment complex located in Houston, Texas.

(4) RECONCILIATION OF REAL ESTATE
                                 1998     1997     1996
                               ---------------------------

Balance at beginning of period  $11,417  $11,217  $11,159

Dispositions                    (7,561)        -        -

Improvements                         26      200       58
                               ---------------------------

Balance at end of period         $3,882  $11,417  $11,217
                               ===========================

(5) RECONCILIATION OF ACCUMULATED DEPRECIATION

                                 1998     1997     1996
                               ---------------------------

Balance at beginning of period   $4,708   $4,420   $4,128

Dispositions                    (2,983)        -        -

Depreciation  expense  for the      186      288      292
period
                               ---------------------------

Balance at end of period         $1,911   $4,708   $4,420
                               ===========================



Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE  GENERAL  PARTNER AND THE
ADVISOR

The Partnership does not now, nor will it in the future, have directors or executive officers. Property Resources, Inc. (the "General Partner"), manages and directs the affairs of the Partnership and has general responsibility in all matters affecting the business of the Partnership. The officers and directors of the General Partner are as follows:

NAME                    POSITION
David P. Goss           Chief  Executive  Officer,   President and a Director
Charles B. Johnson      Director
Rupert H. Johnson, Jr.  Director
Charles E. Johnson      Director
Richard S. Barone       Senior  Vice  President  -  Legal  and Secretary
Martin L. Flanagan      Vice  President  -  Finance  and Chief Financial Officer
Mark A. TenBoer         Vice President - Asset Management
David N. Popelka        Vice President - Asset Management

Principal officers of the subsidiary of the General Partner, Continental Property Management Co., are as follows:

Thomas J. Bennett       President,   Chief  Financial  Officer
                        and Sole Director

DAVID P. GOSS, age 51, is Chief Executive Officer, President and Director of the General Partner (1987 to date). He is also Chief Executive Officer, President and Director of Property Resources Equity Trust (1987 to date), Franklin Properties, Inc. (1988 to date) and Franklin Select Realty Trust (1989 to date). Previously, he was Corporate Counsel of Franklin Resources, Inc. Prior to joining Franklin Resources, Inc., Mr. Goss served as Senior Vice President -Legal of a real estate investment and property management company. Prior to that, he was with the Securities and Exchange Commission in San Francisco, California. Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law.

CHARLES B. JOHNSON, age 66, is President, Chief Executive Officer and Director, Franklin Resources, Inc.; Chairman of the Board and Director, Franklin Advisers, Inc., Franklin Advisory Services, Inc., Franklin Investment Advisory Services, Inc. and Franklin Templeton Distributors, Inc.; Director, Franklin/Templeton Investor Services, Inc. and Franklin Templeton Services, Inc.; officer and/or director or trustee, as the case may be, of most of the other subsidiaries of Franklin Resources, Inc. and of 50 of the investment companies in the Franklin Templeton Group of Funds.

RUPERT H. JOHNSON, JR., age 58, is Executive Vice President and Director, Franklin Resources, Inc. and Franklin Templeton Distributors, Inc.; President and Director, Franklin Advisers, Inc. and Franklin Investment Advisory Services, Inc.; Senior Vice President and Director, Franklin Advisory Services, Inc.; Director, Franklin/Templeton Investor Services, Inc.; and officer and/or director or trustee, as the case may be, of most of the other subsidiaries of Franklin Resources, Inc. and of 53 of the investment companies in the Franklin Templeton Group of Funds.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers.

CHARLES E. JOHNSON, age 42, is Senior Vice President and Director, Franklin Resources, Inc.; Senior Vice President, Franklin Templeton Distributors, Inc.; President and Director, Templeton Worldwide, Inc.; Chairman and Director, Templeton Investment Counsel, Inc.; Vice President, Franklin Advisers, Inc.; officer and/or director of some of the other subsidiaries of Franklin Resources, Inc.; and officer and/or director or trustee, as the case may be, of 34 of the investment companies in the Franklin Templeton Group of Funds.


RICHARD S. BARONE, age 48, is Senior Vice President - Legal and Secretary of the General Partner (1988 to date). He is also Secretary of Franklin Properties, Inc., Property Resources Equity Trust and Franklin Select Realty Trust (1989 to date). He is also Senior Vice President - Legal of Franklin Properties, Inc. (1988 to date) and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Previously, Mr. Barone was employed by the Robert A. McNeil Corporation as Corporate Counsel from 1982 until June, 1987, during which period he also held the positions of Vice President-Legal (1984 to 1987) and Secretary (1986 to 1987). Prior to 1982, he was in a private law practice in San Mateo, California. Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

MARTIN L. FLANAGAN, age 38, is Vice President - Finance and Chief Financial Officer of the General Partner, Property Resources Equity Trust and Franklin Properties, Inc., Inc. (1993 to date). He is also Senior Vice President, and Chief Financial Officer of Franklin Resources, Inc.; Senior Vice President and Treasurer of Franklin/Templeton Distributors, Inc., Franklin Advisers, Inc., and Franklin Institutional Services Corporation; Treasurer of Franklin
Management,  Inc.,  and  Franklin  Trust  Company;  Senior  Vice  President  of
Franklin/Templeton Investor Services, Inc. and Franklin Agency, Inc.; a Director of Templeton/National Bank of Greece Management (Luxembourg), Templeton Investment Management (Singapore), Templeton Investment Management (Hong Kong), Templeton Funds Investment Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Holding Ltd., Templeton/Franklin Investment Services, Inc., Templeton Life Assurance Ltd., Templeton Quantitative Advisors, Inc., Templeton Emerging Markets, Templeton Management (Luxembourg), Templeton Unit Trust Managers, Ltd., and Templeton Investment Management, Ltd. (Edinburgh); Executive Vice President, Chief Operating Officer and a Director of Templeton Worldwide, Inc. and Templeton International, Inc.; Executive Vice President and a Director of T.G.H. Holdings, Ltd.; Chairman of the Board of Templeton Global Strategic Services, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; President and Chief Executive Officer of Templeton Global Investors; and Executive Vice President and a Director of Templeton, Galbraith & Hansberger, Ltd. and Templeton Investment Counsel, Inc. From 1982 to 1983, he was an auditor for Arthur
Andersen & Company. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

MARK A. TENBOER, age 42, is Vice President - Asset Management for the General Partner, Property Resources, Inc. (1991 to date). He is also Vice President - Finance and Chief Financial Officer of Franklin Select Realty Trust (1993 to
date). From 1983 to 1991 he was Director - Portfolio Management and Controller of the General Partner and Franklin Properties, Inc. Previous to his employment with the General Partner he was associated with Genstar Corporation as Supervisor - Internal Audit from 1980 to 1983 and with Deloitte Haskins & Sells as an auditor from 1978 to 1980. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant and a real estate broker.

DAVID N. POPELKA, age 46, has served since 1992 as Vice President - Asset Management for the General Partner, Property Resources, Inc. Prior to joining the General Partner, Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City,
California. Mr. Popelka is a graduate of Illinois State University and received a Masters degree in Business Administration from the University of Washington Graduate School of Business. He has been a guest lecturer on real estate investments and finance at Golden Gate University. Mr. Popelka is a real estate broker licensed by the State of California.

THOMAS J. BENNETT, age 50, has served since 1988 as the President of Continental and since 1989 as sole Director and Chief Financial Officer of Continental. Previously, he served as Regional Vice President, Utah Region, of Continental. From 1983 to 1986, Mr. Bennett was employed as Senior Property Manager with Prowswood Ltd., in Utah, and the Irvine Company, Irvine, California. He is a graduate of California State University at Long Beach and is a Certified Property Manager of the Institute of Real Estate Management.

Item 11. EXECUTIVE COMPENSATION

The Partnership is a limited partnership and has no officers or directors who were paid any direct remuneration. As discussed in Item 13 below, however, the Partnership is managed by its General Partner and does pay for various services provided by the General Partner.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no person is known by the Registrant to own beneficially, more than five percent (5%) of the Units.

The Partnership is a limited partnership and has no officers or directors. As of December 31, 1998, no director, officer or employee of the General Partner, performing functions similar to those of an officer, beneficially owned, either directly or indirectly, any partnership units.

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

      1.For  management  of  the  Partnership  properties,   Continental
Property Management Co. (CPMC), an affiliate of Property Resources, Inc., is entitled to receive a monthly management fee equal to 5% of the monthly collected gross revenues. However, such amounts are not to exceed the prevailing rates for comparable services in the localities where the properties are located. In 1998, property management fees of $76,000 were accrued or paid to CPMC.

      2. As compensation for its services in managing the Partnership, Property Resources, Inc. is entitled to receive partnership management fees equal to 5% of the Adjusted Funds Provided by Operations After Debt Service. In 1998, no partnership management fees were paid to Property Resources, Inc.

      3. As compensation to the General Partner in connection with the sale of the Partnership properties, the General Partner is entitled to receive a Subordinated Real Estate Commission from the Partnership. The Subordinated Real Estate Commission shall not exceed the lesser of (i) a percentage of the gross sales price of the property sold equal to one-half of the normal competitive rate charged for similar services by unaffiliated parties that render such services as an ongoing public activity in the same geographic location for comparable property; or (ii) three percent (3%) of the gross sales price of the property. The payment of the commission is also subject
to  other   requirements   as  set  forth  in  Paragraph  9.5  of  the  Limited
Partnership Agreement. The payment of the Subordinated Real Estate Commission shall be made only after the Limited Partners receive an aggregate amount, in cash, which when added to prior Distributions, equal (i) to the total Original Invested Capital of the Limited Partners plus (ii) a per annum return on their Adjusted Invested Capital equal to six percent (6%) in the Partnership's first calendar year or a portion thereof, increasing annually in an amount of one percent (1%) until it reaches the rate of ten percent (10%) in the fifth year, then ten percent (10%) per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. In 1998, no Subordinated Real Estate Commissions were paid to the General Partner.

      4. As additional compensation for services rendered in connection with the management and operation of the Partnership, the General Partner shall be entitled to receive a Subordinated Incentive Fee equal to 15% of the Cash From Sales or Refinancing remaining after the Partnership has distributed to the Limited Partners an aggregate amount which when added to prior Distributions to Holders is equal to: (i) the total of Original Invested Capital plus (ii) a per annum return on their Adjusted Invested Capital equal to 6% in the Partnership's first calendar year or portion thereof, increasing annually in an amount of 1% until it reaches a rate of 10% in the fifth year, then 10% per annum thereafter, commencing at the time each original Limited Partner is admitted to the Partnership. No Incentive Fees were paid to the General Partner in 1998.

      5. Net income and net loss from operations of the Partnership is allocated 5% to the General Partner and 95% to the Limited Partners.

      6. Under the Limited Partnership Agreement, the General Partner may receive reimbursement for certain expenses incurred on behalf of the
Partnership. In 1998, the General Partner was reimbursed $21,000 for accounting and data processing costs and services provided to the Partnership.

Advances from the General Partner at December 31, 1998, consisted entirely of accrued interest of $527,000. Interest on advances is accrued at the prime rate, which was 8.25% from January to March of 1997 and was 8.5% from April 1997 onwards. The Partnership incurred no interest expense on advances for the year ended December 31, 1998.

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

      3.  Exhibits:

           (3)  Partnership Agreement1
           (10) Material contracts2
                  Franklin Resources, Inc. Promissory Note

      1 Documents  were  filed  in  the  Partnership's  Form  S-11  Registration
      Statement (Registration No. 2-77330) and are incorporated herein by reference.

      2 Documents were filed on Form 8, dated December 30, 1993, and are incorporated herein by reference.

(b)   Reports on Form 8-K.

      The Partnership did not file any reports on form 8-K during the quarter ended December 31, 1998.

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



SIGNATURE               TITLE              DATE



                        Chief    Executive
                        Officer
------------------------                   ----------------
David P. Goss


                        Director
------------------------                   ----------------
Charles B. Johnson


                        Director
------------------------                   ----------------
Rupert H. Johnson, Jr.


                        Director
------------------------                   ----------------
Charles E. Johnson