Form 10-Q
period 1999-03-31
PROPERTY RESOURCES FUND VI
filed 1999-05-17
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      MARCH 31, 1999
                              --------------------------------------------------

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

Limited Partnership Units Outstanding as of March 31, 1999: 21,585


                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998



                                                     UNAUDITED
                                                MARCH 31  DECEMBER 31
(Dollars in thousands)                              1999         1998
---------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                              $999        $999
  Land improvements                                  179         179
  Buildings and improvements                       2,295       2,286
  Furnishings and equipment                          418         418
---------------------------------------------------------------------
                                                   3,891       3,882

  Less: accumulated depreciation                   1,932       1,911
---------------------------------------------------------------------
Total real estate, net                             1,959       1,971


Cash and cash equivalents                          1,164       1,143
Other assets, net                                    227         306
---------------------------------------------------------------------

   Total assets                                   $3,350      $3,420
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable                                    $2,115      $2,121
 Accrued interest due to General Partner             527         527
 Deposits and other liabilities                      126         214
---------------------------------------------------------------------

Total liabilities                                  2,768       2,862
---------------------------------------------------------------------

Partners' capital:
  Limited partners, 21,585 units issued and          985         962
outstanding
  General Partner                                  (403)       (404)
---------------------------------------------------------------------

   Total partners' capital                           582         558
---------------------------------------------------------------------

   Total liabilities and partners' capital        $3,350      $3,420
=====================================================================






  The accompanying notes are an integral part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)





(Dollars in thousands, except         1999     1998
per unit amounts)
----------------------------------------------------

REVENUE:

  Rent                                $229     $512
  Interest and dividends                10        9
----------------------------------------------------

    Total revenue                      239      521
----------------------------------------------------

EXPENSES:
  Interest, other than related          50       51
party
  Depreciation                          21       72
  Property operating                   124      244
  Related party                         15       30
  General and administrative             5       18
----------------------------------------------------

    Total expenses                     215      415
----------------------------------------------------

NET INCOME                             $24     $106
====================================================



Net income allocable to limited        $23     $101
partners
====================================================

Net income allocable to General         $1       $5
Partner
====================================================

Net  income per $500 limited
partnership unit-                    $1.07    $4.68
  based on 21,585 units
outstanding
====================================================







  The accompanying notes are an integral part of these financial statements.



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)




(Dollars in thousands)                              1999        1998
---------------------------------------------------------------------
Cash flows from operating activities:

Net income                                           $24        $106
---------------------------------------------------------------------

Adjustments to reconcile net income to net
cash
 provided by operating activities:
   Depreciation and amortization                      24          75
   Decrease in other assets                           76          44
   Decrease in deposits and other                   (88)        (33)
liabilities
---------------------------------------------------------------------
                                                      12          86
---------------------------------------------------------------------

Net cash provided by operating activities             36         192
---------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                   (9)        (10)
   Principal received on note receivable               -          23
---------------------------------------------------------------------
Net cash (used in) provided by investing             (9)          13
activities
---------------------------------------------------------------------

Cash flow from financing activities:
---------------------------------------------------------------------
   Principal payments on notes payable               (6)       (107)
---------------------------------------------------------------------

Net increase in cash and cash equivalents             21          98

Cash and cash equivalents, beginning of            1,143         407
period
---------------------------------------------------------------------
Cash and cash equivalents, end of period          $1,164        $505
=====================================================================



  The accompanying notes are an integral part of these financial statements.

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Property Resources Fund VI (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1998.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned Subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In April 1998, a proxy statement was sent to members contemplating the sale of the Partnership's remaining property and ultimate dissolution of the Partnership. As a result of the approval by members, management has commenced efforts to sell the remaining property. Although a firm sales commitment has not been reached, management believes a sale may occur in the foreseeable future.


Management believes that the market value of the Partnership's remaining property is at least equal to its book value. Accordingly, management does not expect any material losses to be undertaken in the event of the liquidation of the Partnership. However, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

NOTE 2 -NEGOTIATIONS FOR PROPERTY SALE

As discussed in Note 1 above the Partnership is currently actively marketing the sale of its remaining property. The Partnership has entered into sales negotiations with an independent third party and has secured a non-refundable deposit of $50,000 in this regard. Management currently expects the sale to close by the end of June 1999. However the transaction was not closed at May 13, 1999 and no assurance can be given that a sale will occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential
Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Net income for the three-month period ended March 31, 1999 decreased $82,000, or 77%, when compared to 1998 primarily due to the effects of the sale of the Grouse Run Apartments property ("Grouse Run") in June 1998.

Total revenue for the three-month period ended March 31, 1999 decreased $282,000, or 54% when compared to 1998. This was due primarily to lower rent revenue following the sale of the Grouse Run in June 1998.

Total expenses for the three-month periods ended March 31, 1999 decreased $200,000, or 48%, when compared to 1998. This was caused principally by lower operating expenses and depreciation following the sale of Grouse Run in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Partnership had one operating property: Clearlake Village Apartments ("Clearlake"). The buildings and the land upon which the buildings are located are owned by the Partnership in fee. Clearlake is subject to a mortgage. Management is currently marketing this property, and a sale may occur in 1999. Management estimates that the net realizable value of Clearlake approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

As of March 31, 1999, cash and cash equivalents totaled $1,164,000. As of March 31, 1999, accrued interest due to General Partner amounted to
$527,000. The General Partner presently intends to continue to make such advances to the Partnership as necessary. Consequently, management believes that the Partnership's current sources of funds will be adequate to meet both its short-term and long-term capital commitments and operating requirements.

The Partnership presently believes that funds available from operations together with the sale proceeds of Clearlake will permit it to repay interest owed to the General Partner.

Net cash provided by operating activities for the three month period ended March 31, 1999 was $36,000, or $156,000 less than the same period in 1998. The decrease was primarily due to a decrease in net income as described under "Results of Operations".

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

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.








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


                               Date: March 13, 1999