Form 10-Q
period 1999-06-30
PROPERTY RESOURCES FUND VI
filed 1999-08-13
CIK 702313

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1999
                               -------------------------------------------------

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

Limited Partnership Units Outstanding as of June 30, 1999: 21,585




                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998



                                                     1999         1998
                                                  (LIQUIDATION   (GOING
                                                     BASIS -     CONCERN
                                                   UNAUDITED)     BASIS)
(Dollars in thousands)
---------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                  -       $999
  Land improvements                                     -        179
  Buildings and improvements                            -      2,286
  Furnishings and equipment                             -        418
---------------------------------------------------------------------
                                                        -      3,882

  Less: accumulated depreciation                        -      1,911
---------------------------------------------------------------------
Total real estate, net                                  -      1,971


Cash and cash equivalents                          $2,555      1,143
Other assets, net                                       3        306
---------------------------------------------------------------------

   Total assets                                    $2,558     $3,420
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable                                          -     $2,121
 Accrued interest due to General Partner             $527        527
 Deposits and other liabilities                        76        214
---------------------------------------------------------------------

Total liabilities                                     603      2,862
---------------------------------------------------------------------

Partners' capital:
  Limited partners, 21,585 units issued and         2,346        962
outstanding
  General Partner                                   (391)      (404)
---------------------------------------------------------------------

   Total partners' capital                          1,955        558
---------------------------------------------------------------------

   Total liabilities and partners' capital         $2,558     $3,420
=====================================================================







  The accompanying notes are an integral part of these financial statements.




          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)



                              Three Months Ended              Six Months Ended
                            June 30,       June 30,       June 30,       June 30,
 (Dollars in                 1999           1998           1999           1998
 thousands, except
 per unit amounts)
                     (Liquidation        (Going       (Liquidation      (Going
                        Basis)       Concern Basis)      Basis)     Concern Basis)

 Revenue:


   Rent                      $160           $523           $389         $1,035
   Interest and               $11             10             21             19
 dividends
     Total revenue            171            533            410          1,054

 Expenses:
   Interest, other             35             51             85            102
 than related party
   Depreciation                14             72             35            144
   Operating                  119            286            244            530
   Related party               14             33             29             63
   General and                 43             28             47             46
 administrative
     Total expenses           225            470            440            885

 Operating (loss)            (54)             63           (30)            169
 income before sale
 of property

 Gain on sale of            1,426          2,498          1,426          2,498
 property

 Net income                $1,372         $2,561         $1,396         $2,667

 Net income                $1,361         $2,533         $1,384         $2,634
 allocable to
 limited partners

 Net income                   $11            $28            $12            $33
 allocable to
 General Partner

 Net  income per
 $500 limited              $63.05        $117.35         $64.12        $122.03
 partnership unit-
   based on 21,585
  units outstanding








  The accompanying notes are an integral part of these financial statements.




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)




(Dollars in thousands)                              1999        1998
---------------------------------------------------------------------
Cash flows from operating activities:

Net income                                        $1,396      $2,667
---------------------------------------------------------------------

Adjustments to reconcile net income to net
cash
 provided by operating activities:
   Depreciation and amortization                      42         144
   Decrease (increase) in other assets               200         (13)
   Gain on sale of property                       (1,426)     (2,498)
   Decrease in deposits and other                   (138)        (91)
liabilities
---------------------------------------------------------------------
Net cash provided by operating activities             74         209
---------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                    (9)        (17)
   Proceeds from sale of property                  3,468       6,625
   Principal received on note receivable               -          40
---------------------------------------------------------------------
Net cash provided by investing activities          3,459       6,648
---------------------------------------------------------------------

Cash flow from financing activities:
   Principal payments on notes payable            (2,121)     (3,980)
---------------------------------------------------------------------
Net cash used in financing activities             (2,121)     (3,980)
---------------------------------------------------------------------

Net increase in cash and cash equivalents          1,412       2,877
Cash and cash equivalents, beginning of            1,143         407
period
---------------------------------------------------------------------
Cash and cash equivalents, end of period          $2,555      $3,284
=====================================================================




  The accompanying notes are an integral part of these financial statements.




                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999

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

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned Subsidiary. All significant intercompany accounts and transactions have been eliminated. In April 1998, a proxy statement was sent to members contemplating the sale of the Partnership's remaining property and ultimate dissolution of the Partnership. As a result of the approval by members, management sold the remaining property in June 1999.

The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. Liquidation accounting is only used when it is reasonably certain that a business will terminate. Management now considers it likely that liquidation of the Partnership will occur in 1999. Accordingly the Partnership has adopted the liquidation basis of accounting with effect from June 2, 1999. The financial statements for the period ended June 30, 1999 have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented.

NOTE 2 -PROPERTY SALE

In June 1999 the Partnership sold its remaining property, Clearlake Village Apartments ("Clearlake") to an unaffiliated buyer for net sale proceeds of $3,468,000. In connection with the sale the Partnership recognized a gain on sale of $1,426,000.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Total revenue for the three- and six-month periods ended June 30, 1999 decreased $362,000, or 68%, and $644,000, or 61%, respectively, when compared to the same periods in 1998. This was due primarily to lower rent revenue following the sales of the Grouse Run in June 1998 and Clearlake in June 1999 ("the property sales").

Total expenses for the three- and six-month period ended June 30, 1999 decreased $245,000, or 52%, and $445,000, or 50%, respectively, when compared to the same periods in 1998. This was caused principally by lower operating expenses and depreciation following the property sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, cash and cash equivalents totaled $2,555,000. As of June 30, 1999, accrued interest due to General Partner amounted to $527,000. The Partnership presently believes that funds available will be sufficient to repay interest owed to the General Partner and to meet its obligations until dissolution.

Net cash provided by operating activities for the six month period ended June 30, 1999 was $74,000, or $135,000 less than the same period in 1998. The decrease was primarily due to a decrease in net income as described under "Results of Operations".

IMPACT OF INFLATION

The Partnership's management believes that inflation may have a positive effect on the Partnership's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged.

YEAR 2000

The Partnership has evaluated whether its computer systems, including on-site and embedded systems, and those of third parties with whom the Partnership interacts will function properly by, at or during the year 2000. The Partnership has determined certain of its own systems are not currently year 2000 compliant. However given the pending dissolution of the Partnership management does not expect any material losses to arise from this non-compliance.

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



                          PROPERTY RESOURCES FUND VI
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      The Partnership filed form 8-K on June 2, 1999 (Date of earliest event reported) relating to the sale of the Clearlake Village Apartments, located in Houston, Texas.




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


                               Date: August 13, 1999